Form 10-K405
period 1996-09-30
GRAFIX TIME CORPORATION
filed 1997-06-05
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended September 30, 1996

Commission File Number:      33-7811-NY

                             GRAFIX TIME CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                              93-0943925
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

            2901 Suffolk Ct. East, Suite 130, Fort Worth, Texas 76133
            ---------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (817) 923-7224
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:       None.
Securities registered pursuant to Section 12(g) of the Exchange Act:       None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:    YES  [X]     NO   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB:    [X]

Registrant's revenues for its most recent fiscal year (ended September 30, 1996): $674,750

Aggregate market value of voting stock held by non-affiliates, and method of computation:

$125,625, based on approximately 670,000 Common Shares held by non-affiliates and an average bid/ask price of $.1875 per Share (NASDAQ Bulletin Board) during the 90 days prior to date of this report.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

2,613,521 common shares were outstanding as of September 30, 1996.

Documents incorporated by reference:        Form 8-K filed on March 12, 1997.

                                   Form 10-KSB
--------------------------------------------------------------------------------


                             GRAFIX TIME CORPORATION
            Form 10-KSB for the Fiscal Year ended September 30, 1996

                                Table of Contents
                                                                  Page of Report
PART I.                                                           --------------

Item 1.       Description of Business.                                         3

                       Business Development                                    3
                       Business of Registrant                                  3

Item 2.       Description of Property                                          5

Item 3.       Legal Proceedings                                                5

Item 4.       Submission of Matters to a Vote of Security Holders              5

PART II.

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                              6

                       Market Information                                      6
                       Holders                                                 6
                       Dividends                                               6

Item 6.       Management's Discussion and Analysis or Plan of Operation        6

Item 7.       Financial Statements                                         7 and
                                                                            8-17

Item 8.       Changes In and Disagreements With Accountants                    7

PART III.

Item 9.       Directors, Executive Officers, Promoters and Control Persons    18

Item 10.      Executive Compensation                                          19

Item 11.      Security Ownership of Certain Beneficial Owners and Management  20

Item 12.      Certain Relationships and Related Transactions                  20

Item 13.      Exhibits and Reports on Form 8-K                                21
                                                                              21

PART I.

Item 1.   Description of Business.

     (a) Business Development. Grafix Time Corporation (the "Company") was originally incorporated as "Mont Blanc Resources, Inc." under the laws of the State of New York on April 16, 1986. The Company's name was changed to Grafix Time Corporation on December 11, 1989. Through June, 1991, the Company was in the fashion sports watch and electronic jewelry distribution business. These product lines were sold in June, 1991. In April, 1991, the Company acquired the rights to develop and market a unique sunglass product known as Industrial Strength Eyewear ("ISE"). In September, 1993, the Company discontinued its efforts to develop and market the ISE product line, due to product manufacturing problems and lack of capital resources. The Company sold the ISE product line in February, 1994. During June, 1995 the Company negotiated an Asset Purchase Agreement ("APA") with Sports Equipment Technology Company, Inc., a privately-held Colorado corporation doing business as Carrera(R) Golf ("SETCO"), whereby the Company would purchase the assets and assume the liabilities of SETCO, subject to approval of the terms of the APA by the shareholders of the Company and SECTO. The terms of the APA were approved by the shareholders of the Company on August 25, 1995, and by the shareholders of SETCO on January 2, 1996, at which date the merger of the Company and SETCO was deemed effective.

     (b) Business of the Registrant. The Company has successfully negotiated settlement of all liabilities, including those acquired by virtue of the APA with SETCO. During the fiscal year ended September 30, 1996, the Company obtained additional financing that was used to develop the Carrera Golf product lines. In addition, the Company finalized an exclusive distribution agreement with Citizen Trading Group of Japan ("Citizen"), and obtained its first orders for golf products from Citizen.

          (1) Principal products or services and their markets. The Company designs, develops, assembles and distributes high-quality golf products, golf clothing and golf accessories worldwide utilizing the Carrera(R) trademark and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmbH, a subsidiary of Safilo SpG ("Safilo"), owner of the "Carrera" brand name. The
Company, in conjunction with Citizen and Safilo, has begun to establish the Carrera Golf name as a leading prestige brand in the golf industry. The Company's market for its products will be the upscale golfing market worldwide.

          (2) Distribution methods. The Company has entered into an exclusive distribution agreement with Citizen, for distribution of the Company's products in Japan. In addition, the Company intends to enter into distribution agreements with established distributors in other overseas markets, to initiate the marketing of the Carrera Golf products. Management will focus on distributors with credentials in the golf and apparel businesses. The Company may distribute its products domestically through one or more distributors, or directly.

          (3) Status of any publicly announced new products. The Company has not publicly announced the roll-out of its products, except for the Company's announcements of its first Citizen orders. As of the date of this report, the Company has designed and produced one line of golf clubs, bags, apparel, and other golf products. The Company has entered into an agreement with Tom Stites & Associates, Ft. Worth, Texas, to design and and develop additional new lines of golf clubs for the Company.

          (4) Competition, the Company's competitive position in the industry, and methods of competition. The golf products industry is intensely competitive, and the Company competes with numerous companies that provide golf clubs, apparel and accessories. The market for golf products and accessories that the Company sells, including golf clubs, bags, apparel, and gloves (excluding balls, shoes, umbrellas, and novelty clubs) is approximately $2.375 billion per year. Management believes there are currently more than 50 companies manufacturing and marketing golf equipment which have annual golf equipment sales of at least $1 million each. The Company also believes that the 10 largest golf equipment manufacturers account for a substantial majority of all wholesale golf equipment sales. Most of the Company's competitors have greater capital resources and brand name identification in the golf business than the Company; however, management believes that the Carrera(R) name is recognized worldwide for high-quality, premium products.

          The Company has not yet established a competitive position in the industry, and may not be able to do so in the United States in the foreseeable future, due primarily to the high costs of penetrating the U.S. market. Worldwide, the "golf products" category has been one of the fastest growing industry segments the past 10 years. Most analysts predict that this upward trend will continue into the next century, albeit at a somewhat slower pace. Management intends to focus its sales and distribution efforts initially on the Japanese and southeast Asian markets. The Company has successfully designed, developed, assembled and distributed one line of premium golf products carrying the Carrera(R) logo and trademark, through its relationship with Citizen. The Company intends to compete in the category of premium golf products. The Company has assembled an experienced management team, and has successfully acquired the exclusive license to use the Carrera(R) name in connection with the marketing of golf products. The Company continues its efforts to design and develop unique, top-quality lines of golf clubs, apparel and accessories, and believes it can successfully market those products worldwide to the target consumer group that has above average disposable income.

          (5) Sources of raw materials. Raw materials for all of the Company's proposed products are readily available from many sources worldwide.

          (6) Dependence on one or a few major customers. The Company currently has one major customer: Citizen. Virtually all of the Company's sales as of the date of this report derive from the Company's relationship with Citizen. Loss of the Citizen contract or relationship would severely impact the Company. The
Company may in the future rely upon one or a few major distributors for distribution of the Company's products in Asia and/or Europe.

          (7) Patents, trademarks, licenses, and royalty agreements. By virtue of its licensing agreement with Safilo, the Company has acquired the exclusive, long-term license to use the well-known Carrera(R) name on its golf products. This licensing agreement runs through December 31, 2001, with automatic renewal for an additional five-year period, unless terminated earlier by the terms of the agreement. Under this agreement, the Company is obligated to pay royalties each year. The licensing agreement has been filed with the Securities and Exchange Commission as Exhibit 2.1 to the Form 8-K filed on March 12, 1997, the terms of which are incorporated herein by reference. Loss of this agreement would negatively impact the Company's sales and income.

          (8) Government approval. No government approval is required for the Company's products.

          (9) Effect of government regulations on the business. None.

          (10) Research and development expenses. As of the date of this report, the Company had expended $345,297 for research and development on the Carrera product lines.

          (11) Costs of environmental compliance. None.

          (12) Employees. As of the date of this report, the Company had four full-time employees.

Item 2.   Description of Property.

     The Company does not own any real property. The Company leases office space pursuant to a lease agreement with Power Fade, Fort Worth, Texas. Under the terms of the lease, the Company pays $ 1,390 per month for use of office and warehouse space. The Company's office is located at 2901 Suffolk Court East, Suite 130, Fort Worth, Texas 76133. The telephone number is (817) 923-7224; the facsimile number is (817) 923-7339.

Item 3.   Legal Proceedings.

     The Company is subject to threats of lawsuits from suppliers, former employees, and other sources that are common in the industry. As of the date of this report, the Company was not a party to any material exposure or liability related to the above.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a) Market information. The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol CRRA. Through September 30, 1995, the Company's trading symbol was GFIX. The range of high and low bids for the Company's common stock for the past two fiscal years, adjusted for the 1:40 reverse split approved subsequent to September 30, 1995:

Quarter Ended                                        Low Bid           High Bid
-------------                                        -------           --------

December 31, 1994                                      .80               3.60
March 31, 1995                                         .40               4.00
June 30, 1995                                          .40               4.00
September 30, 1995                                     .00               3.20

Quarter Ended                                        Low Bid           High Bid
-------------                                        -------           --------

December 31, 1995                                      .25               2.50
March 31, 1996                                        1.25               2.50
June 30, 1996                                         1.00               2.50
September 30, 1996                                     .75               2.75

     The foregoing high and low bid information was obtained from various over-the-counter brokers that have effected trades in the Company's securities. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     (b) Holders. As of September 30, 1996 there were approximately 298 shareholders of record of the Company.

     (c) Dividends. As of September 30, 1996, the Company had not declared any dividends on its Common Stock since inception. The Company did declare a 40 percent stock dividend on November 28, 1995. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     As of the date of this report, the Company has begun transition from the development to the operating stage. In particular, the Company has successfully developed golf clubs and other products, and has obtained its first orders from Citizen. Management anticipates continuing to develop products and product lines; this will result in continuing research and development expenses.

     The Company, as of the date of this report, has experienced a positive change in its financial condition, as a result of obtaining additional equity financing and as a result of its ongoing relationship with Citizen. Please see the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1997. In particular, total assets have increased from $-0- at September 30, 1995 to $949,189 for September 30, 1996, primarily as a result of financing activities. Although total liabilities have also increased markedly this fiscal year, most of those liabilities relate to fulfilment of orders in process. Likewise, the Company realized sales for the first time during the fiscal year ended September 30, 1996. While losses from operations increased from $246,472 in 1995 to $1,320,788 in 1996, management believes such losses are usual and customary as the Company moved from the development (no revenues) stage to the operating stage.

     Subsequent to September 30, 1996, the Company installed new financial management and obtained additional funding from a principal shareholder, primarily to enable the Company to fulfill Citizen orders. General and administrative expenses have been reduced dramatically. Management now anticipates reporting positive net income from operations as early as March 31, 1997.

     The Company's new management has met with Citizen on numerous occasions, and is confident that the Citizen relationship is strong. Citizen anticipates rolling out a new line of Carrera golf products, designed and manufactured by the Company, in May, 1997. Citizen has projected orders of $5 million from the Company for calendar 1997. Management anticipates changing its fiscal year-end to December 31 as soon as practicable, and projects pre-tax earnings of $ 600,000 for the calendar year ending December 31, 1997.

     The Company is developing a sales and marketing strategy for the United States market., and is continuing to develop sales in other overseas markets. Costs associated with U.S. marketing can be substantial, and may affect the Company's earnings.

Item 7.   Financial Statements.

     Pages 8 through 17, following, contain the audited financial statements of the Company for the fiscal year ended September 30, 1996, and audited by Winter, Scheifley & Associates, Certified Public Accountants, Englewood, Colorado.

Item 8.   Changes In and Disagreements With Accountants.

     None.





            (The remainder of this page is intentionally left blank)

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Grafix Time Corporation
(D/B/A Carrera Golf)

We have audited the balance sheet of Grafix Time Corporation as of September 30, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grafix Time Corporation as of September 30, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has negative working capital and a stockholders' deficit. These factor raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Winter, Scheifley & Associates, P.C.
                                        Winter, Scheifley & Associates, P.C.
                                        Certified Public Accountants

Englewood, Colorado
March 26, 1996

                   Grafix Time Corporation D/B/A Carrera Golf
                                  Balance Sheet
                               September 30, 1996


Assets

Current Assets:
     Cash .................................................................        14,712
     Employee advances ....................................................        38,155
     Inventory ............................................................       398,693
     Merchandise deposits .................................................       279,066
                                                                               ----------
          Total current assets ............................................       730,656
Property and equipment, at cost, net of
  accumulated depreciation of $1,554 ......................................        13,989
Trade name license, at cost, net of
  accumulated amortization of $5,263 ......................................       194,737
Other assets ..............................................................         9,807
                                                                               ----------
                                                                                  949,189
                                                                               ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable-current portion ........................................       437,000
     Accounts payable .....................................................       226,086
     Accrued expenses .....................................................       279,531
     Provision for sales returns ..........................................       382,440
     Customer deposits ....................................................        55,198
                                                                               ----------
          Total current liabilities .......................................     1,380,255
Note payable ..............................................................        25,000
Commitments
Stockholders' deficit:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
       500,000 shares issued and outstanding ..............................         5,000
     Additional paid-in capital pertaining to preferred stock .............       875,500
     Common stock, $.001 par value, 50,000,000 shares authorized,
       2,613,521 shares issued and outstanding ............................         2,614

Assets
     Subscriptions to common stock ........................................       192,375
     Additional paid-in capital pertaining to common stock ................    10,043,355
     Accumulated deficit ..................................................   (11,574,910)
                                                                               ----------
                                                                                 (456,066)
                                                                               ----------
                                                                                  949,189
                                                                               ==========

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                            Statements of Operations
                 For the Years Ended September 30, 1996 and 1995

                                                                                                     1996                   1995
                                                                                                     ----                   ----

Sales, net of returns of $382,440 ................................................                 292,310                        0
Cost of sales ....................................................................                 181,653                        0
                                                                                                ----------               ----------
Gross margin .....................................................................                 110,657                        0
Other costs and expenses:
  General and administrative .....................................................                 791,516                4,786,808
 Selling and promotion ...........................................................                 283,289                    5,524
 Research and development ........................................................                 345,297                   16,955
                                                                                                ----------               ----------
                                                                                                 1,420,102                4,809,287
                                                                                                ----------               ----------
Income (loss) from operations ....................................................              (1,309,445)              (4,809,287)
Other income and expense:
  Loss on disposal of inventory ..................................................                 (91,800)                       0
 Interest expense ................................................................                 (27,732)                  (4,838)
                                                                                                ----------               ----------
                                                                                                  (119,532)                  (4,838)
                                                                                                ----------               ----------
Income (loss) before income taxes and ............................................              (1,428,977)              (4,814,125)
  extraordinary item
Income taxes .....................................................................                 (29,250)                       0
                                                                                                ----------               ----------
Income (loss) before extraordinary item ..........................................              (1,399,727)              (4,814,125)
Extraordinary item:
 Forgiveness of debt, net of income taxes of $29,250 .............................                  56,780                        0
                                                                                                ----------               ----------
Sales, net of returns of $382,440 ................................................                 292,310                        0
Net income (loss) ................................................................              (1,342,947)              (4,814,125)
                                                                                                ----------               ----------
Earnings (loss) per share:
 Income (loss) before extraordinary item .........................................                   (0.59)                   (2.49)
  Extraordinary item .............................................................                    0.02                     --
Net income (loss) per share ......................................................                   (0.57)                   (2.49)
                                                                                                ----------               ----------
Weighted average shares outstanding ..............................................               2,379,050                1,933,777
                                                                                                ----------               ----------

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                  Statement of Changes in Stockholders' Equity
                     Years Ended September 30, 1996 and 1995

                                                        Common Stock               Preferred Stock
                                                  ------------------------     ---------------------
                                                    Shares         Amount       Shares       Amount
                                                  ---------      ---------     --------     --------

Balance, September 30, 1994 ................       339,045           339          --            --

Initial Capitalization - SETCO .............       388,583           389          --            --
Issuance of subscribed shares ..............       458,990           459          --            --
Stock issued for cash - SETCO ..............        10,938            11          --            --
Stock issued for cash and services -
SETCO ......................................         7,173             7          --            --
Stock issued for services - SETCO ..........       383,335           383          --            --
Stock issued for services ..................       876,050           876          --            --
Stock subscrived for cash services -
SETCO ......................................          --            --            --            --
Debentures converted to stock
subscriptions ..............................          --            --            --            --
Net (loss) for year ........................          --            --            --            --
Balance, September 30, 1995 ................     2,474,065         2,474          --            --

Common stock issued for cash and
services-October 1995, $1.00 per
share ......................................        11,666            12          --            --
Common stock issued for cash and
services-December 1995, $1.00 per
share ......................................        56,000            56          --            --
Merger w/SETCO - January 1, 1996 ...........          --            --            --            --

Balance, September 30, 1994 ................       339,045           339          --            --
Common stock issued for services -
March 1996, $1.00 per share ................        41,500            41          --            --
Common stock issued for services -
March 1996, $1.00 per share ................        13,750            14          --            --
Cash sale of preferred stock - April
1996, $2.00 per share ......................          --            --         500,000         5,000
Common stock issued for services -
June 1996, $1.00 per share .................        16,520            17          --            --
Net (loss) for the year ....................          --            --            --            --

Balance, September 30, 1996 ................     2,613,521         2,614       500,000         5,000

                                                  Paid in    Accumulated        Stock
                                                  Capital      Deficit       Subscription       Total
                                                  -------    -----------     ------------       -----
Balance, September 30, 1994 ................     4,553,169    (5,417,838)       461,000       (403,330)

Initial Capitalization - SETCO .............         1,236          --             --            1,625
Issuance of subscribed shares ..............       460,541          --         (461,000)          --
Stock issued for cash - SETCO ..............       114,359          --             --          114,370
Stock issued for cash and services -
SETCO ......................................        74,993          --             --           75,000
Stock issued for services - SETCO ..........     4,112,107          --             --        4,112,500
Stock issued for services ..................       249,424          --             --          250,300
Stock subscrived for cash services -
SETCO ......................................          --            --          300,000        300,000
Debentures converted to stock
subscriptions ..............................          --            --          182,376        182,376
Net (loss) for year ........................          --      (4,814,125)          --       (4,814,125)
Balance, September 30, 1995 ................     9,666,829   (10,231,963)       462,375       (161,285)

Common stock issued for cash and
services-October 1995, $1.00 per
share ......................................        11,654          --             --           11,666
Common stock issued for cash and
services-December 1995, $1.00 per
share ......................................        55,944          --             --           56,000
Merger w/SETCO - January 1, 1996 ...........       336,230          --         (290,000)        48,230

Balance, September 30, 1994 ................     4,553,169    (5,417,838)       461,000       (403,330)
Common stock issued for services -
March 1996, $1.00 per share ................        41,459          --             --           41,500
Common stock issued for services -
March 1996, $1.00 per share ................        13,736          --             --           13,750
Cash sale of preferred stock - April
1996, $2.00 per share ......................       875,500          --             --          880,500
Common stock issued for services -
June 1996, $1.00 per share .................        16,503          --             --           16,520
Net (loss) for the year ....................          --      (1,342,947)          --       (1,342,947)

Balance, September 30, 1996 ................    10,918,955   (11,574,910)       192,376       (466,066)

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                             Statement of Cash Flows
                     Years Ended September 30, 1996 and 1995
                                                                                                    1996                    1995
                                                                                                    ----                    ----

Net income (loss) ..................................................................             (1,342,947)             (4,814,125)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization .................................................                  6,817                    --
     Stock issued for services .....................................................                129,436               4,413,071
     Stock subscribed for services .................................................                   --                   215,726
 Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ....................................                 47,500                    --
     (Increase) decrease in employee advances ......................................                (38,185)                   --
     (Increase) decrease in inventory ..............................................               (398,893)                   --
     (Increase) decrease in prepaids ...............................................                 16,900                 (16,900)
     (Increase) decrease in merchandise deposits ...................................               (279,066)                   --
     (Increase) decrease in other assets ...........................................                 (9,807)                   --
     Increase (decrease) in accounts payable and accrued
    expenses .......................................................................                205,120                  47,619
     Increase (decrease) in customer deposits ......................................                437,638                    --
          Total adjustments ........................................................                117,660               4,659,516
Net cash provided by (used in) operating activities ................................             (1,225,287)               (154,609)
Cash flows from investing activities:
  Acquisition of plant and equipment ...............................................                (15,543)                   --
  Licensing agreement obtained .....................................................                (50,000)                (50,000)
  Advances to affiliate ............................................................                   --                   (14,847)
  Advances to officer ..............................................................                   --                   (14,000)
Net cash provided by (used in) investing activities ................................                (85,543)                (78,847)
Cash flows from investing activities:
  Proceeds from notes payable ......................................................                454,000                 142,750
 Repayment of notes payable ........................................................                (17,000)                (99,950)
  Preferred stock issued for cash ..................................................                880,500                    --
 Common stock issued for cash ......................................................                 10,000                 107,224
Net income (loss) ..................................................................             (1,342,947)             (4,814,125)
 Common stock subscribed for cash ..................................................                   --                    84,274
 Repayment of officers' loans ......................................................                (22,800)                   --
Net cash provided by (used in) financing activities ................................              1,304,700                 234,298
Increase (decrease) in cash ........................................................                 13,870                     842
Cash and cash equivalents, beginning of period .....................................                    842                    --
Cash and cash equivalents, end of period ...........................................                 14,712                     842
Supplemental cash flow information:
  Cash paid for interest ...........................................................                   --                      --
 Cash paid for income taxes ........................................................                   --                      --
Non-cash investing activities:
  Licensing agreement included in accounts payable .................................                100,000                    --

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                          Notes to Financial Statements
                               September 30, 1996

Note 1.  Organization and Summary of Significant Accounting Policies:

The Company was incorporated in New York on April 16, 1986. The Company previously operated under the names "Mont Blanc Resources, Inc." and "Movies Marketing, Inc." Its previous business was the distribution of fashion sports watches and electronic jewelry. These product lines were sold in June 1991. During April 1991 the Company acquired the rights to continue development of and begin marketing a unique sunglass product known as "ISE", Industrial Strength Eyewear. During September 1993, due to product manufacturing problems and exhaustion of capital reserves, the Company discontinued its efforts to develop and market the ISE product line and began searching for a buyer for the business. The sale of the business was completed during February 1994.

On January 2, 1996, the Company completed an asset purchase agreement with K.W.A.T., Inc. (formerly Sports Equipment Technology Company, Inc., SETCO), a Colorado development stage corporation engaged in design, manufacture and sale of golf related equipment and apparel using the licensed trade name "Carrera".

Prior to the merger, SETCO was controlled by certain individuals who also controlled the Company. Accordingly, the merger was accounted for as a recapitalization of companies under common control, which most resembles the "pooling of interests" method of accounting. The Company issued 800,000 shares of its restricted common stock to effect the asset purchase. SETCO's most significant asset at the merger date was a license agreement with Carrera International, Inc. for the rights to use its trade name in connection with marketing the company's products.

The Company's operations and sales of golf related equipment and apparel commenced during January, 1996.

Use of Estimates:
Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that management uses.

Inventories:
Inventories of golf equipment and apparel are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Equipment and Depreciation:
Equipment is recorded at cost and is depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives are 5 years. Depreciation charged to operations was $1,554 and $0 for the years ended September 30, 1996 and 1995, respectively.

Trade Name License:
The Company has a licensing agreement for the use of the trade name "Carrera" in connection with the manufacture and distribution of golf equipment and apparel worldwide. The agreement calls for payment fo $200,000 of which $100,000 had been paid at September 30, 1996 with the remaining $100,000 paid in February, 1997. The agreement also calls for minimum royalty payments beginning January, 1997.

The cost of the licensing agreement has been capitalized and is being amortized over the life of the agreement (19 years). Amortization charged to operations wa $5,263 and $0 for the years ended September 30, 1996 and 1995, respectively.

Earnings Per Share:
Primary per share amounts are basedon the weighted average number of common shares outstanding. Equivalent shares arising from the assumed conversion of debentures were not considered in 1996 and 1995 as their effect would be antidilutive.

Revenue Recognition:
Revenue is recognized at the time the product is shipped. A provision for sales returns is estimated in the period corresponding to the original sale based on actual returns experienced in prior periods.

Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Research and Development Costs:
Research and development costs are charged to expense as incurred.

Financial Instruments:
The Company's short term financial instruments consist of cash and cash equivalents, accounts and notes payable. The carrying amounts of such financial instruments approximate fair value because of the short term maturities of these instruments.

Concentration of Credit Risk:
During the year ended September 30, 1996, approximately 98% of the Company's sales were made to Citizen Trading Company (a foreign customer). At September 30, 1996 the Company held a deposit of $55,198 from this customer. Loss of this customer would have a severe negative economic impact on the Company's operations.

Advertising Costs:
The Company's policy is to expense advertising costs at first showing. Advertising and promotion costs of $211,831 and $5,524 were charged to operations during the years ended September 30, 1996 and 1995, respectively.

Note 2.  Employee Advances:

The Company has made unsecured non-interest bearing advances to certain employees which are payable on demand.

Note 3.  Merchandise Deposits:

Advances of $279,066 have been made by the Company to certain suppliers for inventory which was received subsequent to September 30, 1996.

Note 4.  Notes Payable:

Notes payable consist of the following at September 30, 1996:

         Unsecured notes to various individuals with interest at 12%, due at various dates between November, 1996 and
         September, 1997                                                $437,000

         Unsecured note to an individual with interest at 12%,
         due September, 1998                                              25,000

The notes contain conversion provisions which allow the note holder to convert the note into shares of common stock at any time prior to maturity at various prices ranging from $1.00 to $2.00 per share. In addition, certain note holders whose note aggregate $340,000 were also issued 13,750 shares of the Company's restricted common stock when the notes were accepted.

Note 5.  Stockholders' Equity:

During the periods covered by these financial statements and in periods prior thereto, the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a pulic offering of its securities and that the Company did comply with the "safe harbor" exceptions from registration under Section 4(2), it could still be liable for rescission of the sales if such exceptions were found not to apply.

During 1993, the Company sold $491,000 in principal amount of 7% convertible debentures to a German national and a partnership of German nationals who are also shareholders of the Company.

The debentures carry a mandatory redemption at 100% of principal and accrued interest after ten years. The debentures may be converted to common stock of the Company at the option of the holder at any time prior to the redemption date at $.18 per share. On October 25, 1994, $341,000 of the debentures plus accrued interest were converted into subscriptions for 54,740 shares of restricted common stock. The subscribed shares were issued during the year ended September 30, 1995.

On March 5, 1996, the remaining $150,000 of debentures and accrued interest were converted to 127,860 shares of restricted common stock. The Company had recorded this transaction as a subscription to common stock of $182,375 in the financial statements for the year ended September 30, 1995.

During the year ended September 30, 1995, the Company issued 876,060 shares of its restricted common stock for services provided by its employees and consultants. The shares were valued at $.29 per share and were issued at a time when there was no public market for the stock.

During the year ended September 30, 1996, the Company's Board of Directors approved a 1.4 share for 1 share stock split and a 1 share for 40 share reverse stock split for its common stock. All share and per sshare amounts included in the financial statements and footnotes thereto have been restated to reflect the stock splits.

During the year ended September 30, 1996, the Company issued 11,666 shares of common stock for cash aggregating $10,000 and services of 1,666, and 56,000 shares of common stock for services valued at $56,000, which is equivalent on a per share basis to the price paid by the purchaser for cash. In addition, the Company issued 41,500 shares of common stock for services pursuant to a Form S-8 registration. The shares were valued at the bid price of $1.00 per share on the date of issuance. The Company also issued 13,750 shares of restricted common stock to certain individuals who accepted the Company's notes for an aggregate amount of $340,000 in cash (see Note 4). Finally, the Company issued 16520 shares of is restricted common stock for services valued at $16,250 ($1.00 per share).

During the year ended September 30, 1996, the Company sold 500,000 shares of its $.01 par value Series A preferred stock to a private investor for $2.00 per share. The Company realized net proceeds of $880,500 from the transaction. The preferred stock carries a 7% cumulative annual dividend and is convertible into common stock at the option of the holder for a 25% ownership interest in the Company upno the attainment of certain financial results or a firm underwriting commitment for $5,000,000 or more of equity financing.

On January 2, 1996, the Company issued 800,000 shares of its restricted common stock to effect asset purchase of SETCO in a recapitalization of companies under common control. The transaction most resembles the "pooling of interests" method of accounting (see Note 1).

Note 6.  Commitments:

The Comapny leases an office/warehouse location in Fort Worth, Texas under the terms of a sublease agreement which requires montly rent of $1,390 per month and wxpires on April 12, 1997. Rent cahrged to operations was $17,695 and $0 during the yeaers ended September 30, 1996 and 1995, respectively. Future rental commitments are $8,896 for the year ending September 30, 1997.

In addition, the Comapny's licensing agreement discussed in Note 1 requires the following royalty payments beginning January 1, 1997 and continuing through December 31, 2014:

         6% on net sales up to $7,500,000
         5.5% in excess of $7,500,000 to $15,000,000
         5% on net sales in excess of $15,000,000

Note 7.  Income Taxes:

The Company had adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which the relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward of approximately $11,500,000 at September 30, 1996 has been fully reserved. The net operating loss carryforwards expire through 2011.

Note 8.  Forgiveness of Debt:

During the year ended September 30, 1996 prior period wages and expenses owed to a former officer aggregating $86,030 were forgiven by the officer in conjunction with resignation.

Note 9.  Basis of Presentation:

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended September 30, 1996 and 1995 aggregating $1,342,947 and $4,814,125, respectively and has negative equity of $456,066 and a working capital deficit of $649,599 at September 30, 1996.

During the period presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and its ability to successfully market its products.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard the Company has undertaken the raising of additional equity capital. In addition, the Comapny is seeking to expand its customer base and attempting to lower its operating expenses.

Note 10.  Subsequent Events:

During October and November, 1996, the Company received $160,000 in exchange for notes issued to various individuals. The notes bear interest at 12%, are payable one year from the date of each note and may be converted intor shares of the Company's common stock at $1.00 per share any time prior to the maturity date.

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     (a) Directors and executive officers of the Company (as of Sepember 30, 1996):

Name                             Age              Position
----                             ---              --------
Walter R. Sims                   50               CEO, Chairman and Director
Ted Honda                        52               COO, President and Director
Timothy J. O'Brien               46               CFO, Treasurer and Director
Kimberly A. Pavlin               31               Secretary
Arnold P. Guttenberg             43               Asst. Secretary and Director
J. Russell Walker                56               Director

     On December 23, 1996, the Company executed a financing agreement with Mr. Monte Ahuja, as more fully set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1997, and incorporated herein by reference. As part of that financing transaction, all of the Company's officers and directors, with the exception of Mr. Honda, resigned. Mr. Honda, as the only remaining officer and director of the Company, then filled the vacancies on the Company's Board of Directors, and the new Board of Directors appointed new officers, namely:

Name                             Age      Position
----                             ---      -------
Ron R. Karani                    49       CEO, President, Treasurer and Director
Ted Honda                        52       Executive Vice President and Director
Martin A. Traber                 52       Secretary and Director
Vir Sondhi                       65       Chairman, Board of Directors
Stephen E. Duke                  45       Director

     All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers serve at the pleasure of the board of directors.

Ron R. Karani. In 1985, Mr. Karani founded NPK Construction Equipment, Inc.and served as its President and CEO until 1995. Prior to that, Mr. Karani was employed in various engineering positions with International Harvester Company, Chicago, Illinois and Chicago Pneumatic's Construction Equipment subsidiary in Cleveland, Ohio. Mr. Karani earned a Bachelor's Degree in Marine Engineering and a Master's Degree in Mechanical Engineering from the University of Lowell, Massachusetts in 1973.

Ted Honda. Mr. Honda has almost 30 years' experience in the golf industry. He has held various executive positions within the industry, including serving as Executive Vice President of Cosmo World Corporation from 1985 to 1992. In that capacity, Mr. Honda was responsible for Cosmo World Corporation's entire operation outside of Japan. Mr. Honda has also been a board member of The Ben Hogan Company, and managed that company's daily operations. Mr. Honda was the Vice Chairman of The Pebble Beach Company, and also managed that company's daily operations, including preparations for the 1992 U.S. Open. Mr. Honda has served as the Deputy General Manager of planning and development of General Coast Enterprises, Inc. ("GCE"). He has been responsible for the acquisition, planning and construction of eight golf course projects, including three Jack Nicklaus and five Dye designed courses. Mr. Honda has also served as the General Manager of the planning department of Olympic Staff Company, Ltd., and was responsible for the development of custom-made golf clubs and graphite shafts. GCE is the parent company of Cosmo World and Olympic group. Mr. Honda has also represented the Japanese interests of some of the top names in professional golf as an agent. Mr. Honda is responsible for product research and development, international marketing and distributor relations, and player sponsorship and endorsements.

Martin A. Traber. Mr. Traber is a partner in the Corporate Securities and Finance Department of the law firm Foley & Lardner, Tampa, Florida. Mr. Traber has practiced corporate finance and securities law for over 25 years, and was formerly a partner in the firm Arter & Hadden, Cleveland, Ohio. Mr. Traber is a directors of numerous companies, and served as an Associate Professor of Law at Cleveland State University School of Law. Mr. Traber graduated magna cum laude and first in his class in 1980 from Indianna University School of Law, where he was Associate Editor of the Lw Review.

Vir Sondhi. Mr. Sondhi is president and Chairman of the Board of NASCO Industries, Inc., Medina, Ohio, a privately held company. He also serves as a member of the Board of Directors of Transtar Industries, Inc., a privately-held company based in Walton Hills, Ohio. Mr. Sondhi is a graduate of the University of Cambridge (England), and a graduate of the University of California at Los Angeles. Mr. Sondhi previously served as Senior Vice President of the Bank of America and Senior Vice President of the Bank of Montreal. He has also served as Director of International Operations for Huntington National Bank, Cleveland, Ohio.

Stephen E. Duke. Mr. Duke is currently employed by Transtar Industries, Inc., a private company headquartered in Walton Hills, Ohio. Mr. Duke was previously employed at Tremco, Inc., a subsidiary of the B.F. Goodrich Company. Mr. Duke earned a BSBA degree in Accounting from John Carroll University, Cleveland, Ohio, in 1974, and an EMBA degree from Baldwin Wallace College in 1992. Mr. Duke is a licensed certified public accountant.

         (b)      Other significant employees.  None.

         (c)      Family relationships.  None.

         (d)      Involvement in certain legal proceedings.  None.

Item 10.  Executive Compensation.

  Name and principal                 Salary    Bonus  Other annual    Restricted    Options/   LTIP       All other
     position                Year     ($)       ($)   compensation   stock awards     SARs    payouts   compensation
  ------------------         ----    ------    -----  ------------   ------------   --------  -------   ------------
Ron Karani, President, ....  1996      0         0         0              0            0         0           0
CEO and Treasurer
Ted Honda, Executive ......  1996   120,000      0         0              0            0         0           0
Vice President
Martin A. Traber, .........  1996      0         0         0              0            0         0           0
Secretary

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners other than management. The table below sets forth all persons, including groups, known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities, as of September 30, 1996:

     At September 30, 1996, no person, or group, other than management of the Company, owned more than five percent (5%) of any class of the Company's voting securities.

     (b) Security ownership of management. The table below sets forth the number of shares of each class of the Company's equity securities, or any of its parents or subsidiaries, beneficially owned by all executive officers and directors of the Company as of September 30, 1996 (adjusted to reflect the 1:40 reverse split approved by the Company subsequent to September 30, 1995 and the 40 percent stock dividend approved by the Company subsequent to September 30,
1995):

Title of Class           Name and Address of Beneficial        Amount and Nature          Percent of
                                   Owner                      of Beneficial Owner            Class
--------------           ------------------------------       -------------------         ----------
Common Stock             Walter R. Sims                            577,500                   22.10%
                         4155 E. Jewell Ave., # 500
                         Denver, CO 80222
Common Stock             Kimberly A. Pavlin                         35,000                    1.34%
                         4155 E. Jewell Ave., #500
                         Denver, CO 80222
Common Stock             Arnold P. Guttenberg                      409,500                   15.67%
                         4155 E. Jewell Ave., #500
                         Denver, CO 80222
Common Stock             Timothy J. O'Brien                         52,500                    2.01%
                         4155 E. Jewell Ave., #500
                         Denver, CO 80222

     (c) Changes in control. None at September 30, 1996. As part of the financing agreement with Mr. Ahuja discussed above and disclosed in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1997, incorporated by reference herein, the Company issued 12 million shares of its common stock (approximately 75 percent) to Mr. Ahuja.

Item 12.  Certain Relationships and Related Transactions.

          None.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     (b) Reports on Form 8-K. The Company incorporates by reference its Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRAFIX TIME CORPORATION



                                  By:     /S/ RON R. KARANI
                                  ----------------------------------------------
Date:   May 22, 1997              Ron R. Karani, President, CEO, Treasurer and
                                  Director

                                  By:     /S/ TED HONDA
                                  ----------------------------------------------
Date:    May 22, 1997             Ted Honda, Executive Vice President and
                                  Director

                                  By:     /S/ MARTIN A. TRABER
                                  ----------------------------------------------
Date:   May 22, 1997              Martin A. Traber, Secretary and Director

                                  By:     /S/ VIR SOHDHI
                                  ----------------------------------------------
Date:  May 22, 1997               Vir Sondhi, Chairman of the Board of Directors

                                  By:     /S/ STEPHEN E. DUKE
                                  ----------------------------------------------
Date: May 22, 1997                Steve Duke, Director