Form 10QSB
period 1996-12-31
GRAFIX TIME CORPORATION
filed 1997-07-01
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

    X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---------   Act of 1934
                 For the Quarterly Period Ended:             December 31, 1996
                                       or
---------  Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
                 Act of 1934 For the Transition Period From          to       .
                                                            --------    ------
Commission File Number:      33-7811-NY
                         ---------------

                             Grafix Time Corporation
             (Exact name of registrant as specified in its charter)

       New York                                          93-0943925
 ----------------------                            ---------------------------
(State of Incorporation)                          (I.R.S. Employer I.D. Number)

           2901 Suffolk Court East, Suite 130, Ft. Worth, Texas 76133
           ----------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

          [X]      YES                     [ ]          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

2,719,547 common shares were outstanding as of December 31, 1996.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                             Grafix Time Corporation
                               D/B/A Carrera Golf
                                  Balance Sheet
                                December 31, 1996
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                                            December 31, 1996
CURRENT ASSETS                                                                              -----------------
     Cash .................................................................................   $      2,217
     Accounts Receivable ..................................................................        416,705
     Inventory ............................................................................        776,430
          Total Current Assets ............................................................      1,195,352
                                                                                              ------------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $2,154 .....................................................         13,389
TRADE NAME LICENSE, at cost, net of accumulated
   amortization of $8,263 .................................................................        191,737
TOTAL ASSETS ..............................................................................   $  1,400,478
                                                                                              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                            December 31, 1996
CURRENT LIABILITIES                                                                         -----------------
     Notes payable - current portion ......................................................   $    597,000
     Accounts payable and accrued expenses ................................................        940,721
     Provision for sales returns ..........................................................        382,440
                                                                                              ------------
          Total Current Liabilities .......................................................      1,920,161
Note payable ..............................................................................         25,000
Commitments
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized,
         2,719,547 shares issued and outstanding ..........................................          2,720
     Subscriptions to common stock ........................................................        192,375
     Additional paid-in capital pertaining to common stock ................................     10,063,129
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
       500,000 shares issued and outstanding ..............................................          5,000
     Additional paid in capital pertaining to preferred stock .............................        875,500
                                                                                              ------------
     Accumulated deficit ..................................................................    (11,683,407)
          Total Shareholders' Deficit .....................................................       (544,683)
                                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............................................   $  1,400,478
                                                                                              ============

See accompanying notes to financial statements.

                             Grafix Time Corporation
                               D/B/A Carrera Golf
                             Statement of Operations
              For the Three Months Ended December 31, 1996 and 1995
                                   (Unaudited)


                                                              1996          1995
                                                              ----          ----

Sales ................................................   $   791,603    $    11,778
Cost of Sales ........................................       448,010           --
                                                         -----------    -----------
Gross Margin .........................................       343,593           --
                                                         -----------    -----------
Selling, general and administrative expenses .........       533,635        477,232
                                                         -----------    -----------
Income (loss) from operations ........................      (190,042)      (477,232)
Other income and (expense):
     Gain on disposal of inventory ...................        96,545           --
     Interest expense ................................       (15,000)          --
                                                         -----------    -----------
          Total other income (expense) ...............        81,545           --
                                                         -----------    -----------
          Net income (loss) ..........................      (108,497)      (477,232)
                                                         -----------    -----------
Earnings (loss) per share:
     Net income (loss) ...............................   $     (0.04)   $     (0.19)
                                                         ===========    ===========
Weighted average shares outstanding ..................     2,684,205      2,546,188
                                                         ===========    ===========


See accompanying notes to financial statements.

                             Grafix Time Corporation
                               D/B/A Carrera Golf
                             Statement of Cash Flows
                  Three Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                       1996          1995
                                                                       ----          ----

Net cash provided by (used in) operating activities ..............   (172,495)    (50,473)
Cash flows from investing activities:
     Acquisition of plant and equipment ..........................       --          --
     Licensing agreement obtained ................................       --          --
     Advances to affiliate .......................................       --          --
     Advances to officer .........................................       --          --
     Net cash provided by (used in) investing activities .........       --          --
Cash flows from financing activities:
     Proceeds from notes payable .................................    160,000        --
     Repayment of notes payable ..................................       --       (20,000)
     Preferred stock issued for cash .............................       --          --
     Common stock issued for cash ................................       --        10,000
     Advances from affiliate .....................................       --        25,197
     Advances from officer .......................................       --        34,500
     Net cash provided by (used in) financing activities .........    160,000      49,697
Increase (decrease) in cash ......................................    (12,495)       (776)
Cash and cash equivalents, beginning of period ...................     14,712         842
                                                                     --------    --------
Cash and cash equivalents, end of period .........................      2,217          66
                                                                     --------    --------
Supplemental cash flow information:
     Cash paid for interest ......................................       --          --
     Cash paid for income taxes ..................................       --          --

See accompanying notes to financial statements.

                             Grafix Time Corporation
                               D/B/A Carrera Golf
                          Notes to Financial Statements

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended September 30, 1996.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended December 31, 1996, and 1995, aggregating $108,497 and $477,232, and has negative working capital of $724,809 and a stockholder' deficit of $544,683 at December 31, 1996.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance and manage its operations.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard the Company has undertaken the raising of additional equity capital and debt financing. The Company's continued operations are dependent upon obtaining financing.

STOCKHOLDERS' DEFICIT

During the quarter ended December 31, 1996, the Company issued 106,026 shares of its common stock for services valued at $19,880.

PART I.   Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

(1)      Overview

         Grafix Time Corporation d/b/a Carrera Golf (the "Company") is a New York corporation that owns a license (the "Carrera License") to manufacture, sell and distribute golf products (golf clubs, bags, accessories and apparel) under the Carrera brand name worldwide. The Company originally obtained a Carrera license by purchasing the assets of Sports Equipment Technology Company ("SETCO") in January, 1996. This transaction was accounted for as a merger, and is more fully discussed in the Company' Form 10-KSB for the fiscal year ended September 30, 1996, and the notes to the financial statements filed therewith. The financial statements filed as a part of the Company's Report on Form 10-QSB for the quarter ended December 31, 1995 have been adjusted to reflect the SETCO merger. All references to the Company's past activities include the activities of SETCO.

         In January, 1997, the Company obtained a new long-term Carrera License from Carrera Optyl Marketing GmbH, a subsidiary of Safilo Group GmbH, Italy ("Safilo"). Safilo had acquired the Carrera brand name through bankruptcy proceedings in Germany. The Carrera License runs for five years, with an additional automatic renewal of 5 years. The Carrera License obligates the Company to pay Safilo a royalty on sales, and includes annual minimum royalties.

         The Company was in the product research and development stage until approximately July, 1996. In early 1996, the Company successfully consummated a distributorship agreement with Citizen Trading Group, Tokyo, Japan ("Citizen"), for distribution of all Carrera Golf products in Japan. Citizen placed its first order with the Company in July, 1996. As of December 31, 1996, Citizen was the Company's primary customer, accounting for over 95 percent of the Company's sales. The first fiscal quarter ended December 31, 1996 was the Company's first quarter as an early operating-stage company.

         In October, November, and December, 1996, the Company suffered serious financial difficulties, as it attempted to obtain financing to fill Citizen orders. In December, 1996, the Company obtained additional financing support from Mr. Monte Ahuja, a principal shareholder of the Company. Mr. Ahuja agreed to loan the Company up to $1.5 million, to enable the Company to fill Citizen product orders. In addition, all of the Company's prior management except Ted Honda resigned. Mr. Honda then filled the vacancies on the Board of Directors, and the Board of Directors appointed a new management team. As part of the financing received from Mr. Ahuja, the Company agreed to issue Mr. Ahuja 12 million shares of the Company's restricted common stock. Mr. Ahuja agreed to provide the financing, and to convert all of his preferred stock to common stock as part of this transaction. The Ahjua transaction was approved at a special meeting of shareholders held March 21, 1997 in Fort Worth, Texas.

(2)      Results of Operations

         The Company has successfully designed and developed golf clubs, bags, accessories and apparel for sale under the Carrera brand name. The

         Company's primary customer is Citizen; however, management has developed a marketing plan for 1997 and beyond that contemplates sales in Asia, Europe, and the United States. The Company's marketing plan is dependent upon continuing the relationship with Citizen, and upon obtaining other sources of financing.

         First Quarter 1997 (Ended December 31, 1996) Compared to First Quarter 1996

         Sales

         Sales increased from $11,778 for the first fiscal quarter 1996 to $791,603 for the first fiscal quarter 1997, as the Company moved from the development stage to the early operating stage. Citizen accounted for most of the Company's sales in the first fiscal quarter of 1997. The Company reported additional income of $95,545 on disposal of outdated inventory.

         Costs and Expenses

         The Company reported general, administrative, and interest expense of $477,232 for the first fiscal quarter of 1996, as it began to develop products, identify potential customers and distributors, and attempted to obtain financing for expansion of operations. For the first fiscal quarter 1997, the Company had moved into the early operating stage, and showed cost of sales of $448,010, and a gross margin on sales of $343,593, or 43.4 percent. The Company also had selling, general, and administrative expenses of $533,635 for the first fiscal quarter 1997, as it moved to fill Citizen orders and expand its operations. The Company also had interest expense of $15,000 for the quarter ended December 31, 1996, relating to notes payable.

         Net Income

         The Company had minimal sales for the first fiscal quarter of 1996, and reported a net loss of $477,232 ($ .19 per share) for the period. For the first fiscal quarter of 1997, the Company reported sales of $791,603, additional income of $95,545, cost of sales of $448,010, expenses of $548,635, and a net loss of $108,497 ($.04 per share). Loss from operations (excluding the disposal of inventory income and the interest expense) for the quarter was $190,042. Although the Company did report a small net loss for the first operational quarter, management is encouraged that the Company was able to fill Citizen orders, that the gross margin on those orders was in line with expectations, and that Citizen has placed other orders with the Company that comport with projected sales for the remainder of the fiscal year. In addition, management believes that the departure of the former management team in December, 1996 will result in reduced general and administrative expenses for the next several quarters.

         Financial Condition, Liquidity and Capital Resources

         At December 31, 1995 (first fiscal quarter 1996), the Company was in the development stage, had no sales, no financial backing, and no liquidity. At December 31, 1996, the Company had transitioned into the early operational stage, had realized sales of over $750,000 for the quarter, and had limited liquidity in the form of cash, accounts receivable and inventory. Nonetheless, the Company's financial condition and liquidity remain dependent upon three major factors: (1) continuation of the Company's relationship with Citizen, and Citizen's timely payment of invoices for short-term cash flow purposes; (2) continued financial backing from Mr. Ahuja, to provide order financing and short-term operating capital; and (3) the Company obtaining other sources of financing as it attempts to expand its product lines and markets. The market for the Company's common stock is extremely illiquid. The Company has not devoted its scarce operating resources to financial public relations; however, management believes the Company must allocate a portion of operating revenues to market support, to ensure that the Company's stock is trading at levels commensurate with the Company's financial performance, and to allow shareholders the liquidity they expect. Assuming continuation and growth of the Citizen relationship, management anticipates that the Company will realize positive net cash flows from operating activities by the end of this fiscal year.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         None.

Item 2.   Changes in Securities

         None.

Item 3.   Defaults Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K on September 24, 1996, reporting the signing of a financing letter of intent with Shamrock Investment Group, Inc. (Item 5). The Company filed a Report on Form 8-K on January 12, 1997, reporting the December, 1996 financing agreement with Mr. Ahuja (Item 5).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GRAFIX TIME CORPORATION



June 25, 1997                  By: /S/ RON R. KARANI
                                   ---------------------------------------------
                                   Ron R. Karani, President, CEO, Treasurer, and
                                      Chief Financial Officer