Form 10QSB
period 1997-03-31
GRAFIX TIME CORPORATION
filed 1997-07-01
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

    X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---------   Act of 1934
                 For the Quarterly Period Ended:             March 31, 1997
                                       or
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

15,357,925 common shares were outstanding as of March 31, 1997.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                                  Balance Sheet
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash ........................................................   $    257,771
     Accounts Receivable .........................................        333,126
     Inventory ...................................................        843,325
          Total Current Assets ...................................      1,434,222
                                                                     ------------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $3,280 ............................         12,263
TRADE NAME LICENSE, at cost, net of accumulated
   amortization of $10,563 .......................................        189,337
TOTAL ASSETS .....................................................   $  1,635,822
                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Note payable - bank .........................................   $    400,000
     Notes payable - current portion .............................      1,097,000
     Accounts payable and accrued expenses .......................        266,946
     Provision for sales returns .................................        382,440
                                                                     ------------
          Total Current Liabilities ..............................      2,146,386
Note payable .....................................................         25,000
Commitments
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized,
         15,357,925 shares issued and outstanding ................         15,358
     Additional paid-in capital ..................................     11,123,366
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
       0 shares issued and outstanding ...........................           --
     Accumulated deficit .........................................    (11,674,288)
          Total Shareholders' Deficit ............................       (535,564)
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................   $  1,635,822
                                                                     ============

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                             Statement of Operations
           For the Three and Six Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                     Three Months Ended                     Six Months Ended

                                                                  March 31,          March 31,         March 31,         March 31,
                                                                    1997               1996              1997               1996
                                                                  --------           --------          --------          --------
Sales ..................................................      $    435,886               --         $  1,227,489       $     11,778
Cost of Sales ..........................................           254,191               --              702,201               --
                                                              ------------       ------------       ------------       ------------
Gross Margin ...........................................           181,895               --              525,288             11,778
Selling, general and administrative
expenses ...............................................           204,994            217,919            738,629            695,151
                                                              ------------       ------------       ------------       ------------
Income (loss) from operations ..........................           (23,299)          (217,919)          (213,341)          (683,373)
Other income and (expense):
     Gain on disposal of inventory .....................              --                 --               96,645               --
     Interest expense ..................................           (30,275)            (7,013)           (46,275)            (7,013)
                                                              ------------       ------------       ------------       ------------
          Total other income (expense) .................           (30,275)            (7,013)            51,270             (7,013)
                                                              ------------       ------------       ------------       ------------
Income (loss) before income taxes and
extraordinary item .....................................           (53,674)          (224,932)          (162,071)          (690,386)
                                                              ------------       ------------       ------------       ------------
Income taxes ...........................................           (21,315)              --              (21,315)              --
                                                              ------------       ------------       ------------       ------------
Income (loss) before extraordinary item ................           (32,259)          (224,932)          (140,756)          (690,386)
                                                              ------------       ------------       ------------       ------------
Extraordinary item:
Forgiveness of debt, net of income taxes ...............            41,378               --               41,378               --
                                                              ------------       ------------       ------------       ------------
          Net income (loss) ............................             9,119           (224,932)           (99,378)          (690,386)
                                                              ------------       ------------       ------------       ------------
Earnings (loss) per share:
    Income (loss) before extraordinary item ............      $       0.00       $      (0.08)      $      (0.02)      $      (0.33)
    Extraordinary item .................................      $       0.00               --         $       0.01               --
                                                              ------------       ------------       ------------       ------------
     Net income (loss) .................................      $       0.00       $      (0.08)      $      (0.01)      $      (0.33)
                                                              ------------       ------------       ------------       ------------
Sales ..................................................      $    435,886               --         $  1,227,489       $     11,778
Cost of Sales ..........................................           254,191               --              702,201               --
                                                              ------------       ------------       ------------       ------------
Gross Margin ...........................................           181,895               --              525,288             11,778
Selling, general and administrative
expenses ...............................................           204,994            217,919            738,629            695,151
                                                              ------------       ------------       ------------       ------------
Income (loss) from operations ..........................           (23,299)          (217,919)          (213,341)          (683,373)
Other income and (expense):
     Gain on disposal of inventory .....................              --                 --               96,645               --
     Interest expense ..................................           (30,275)            (7,013)           (46,275)            (7,013)
                                                              ------------       ------------       ------------       ------------
          Total other income (expense) .................           (30,275)            (7,013)            51,270             (7,013)
                                                              ------------       ------------       ------------       ------------
Income (loss) before income taxes and
extraordinary item .....................................           (53,674)          (224,932)          (162,071)          (690,386)
Income taxes ...........................................           (21,315)              --              (21,315)              --
Income (loss) before extraordinary item ................           (32,259)          (224,932)          (140,756)          (690,386)
Extraordinary item:
Forgiveness of debt, net of income taxes ...............            41,378               --               41,378               --
          Net income (loss) ............................             9,119           (224,932)           (99,378)          (690,386)
                                                              ------------       ------------       ------------       ------------
Weighted average shares outstanding ....................        11,145,132          2,592,418         66,802,612          2,123,085
                                                              ------------       ------------       ------------       ------------


See accompanying notes to financial statements

                   Grafix Time Corporation D/B/A Carrera Golf
                             Statement of Cash Flows
                    Six Months Ended March 31, 1997 and 1996
                                   (Unaudited)



                                                                        1997           1996
                                                                        ----           ----

Net cash provided by (used in) operating activities ..............     (816,941)     (522,760)
Cash flows from investing activities:
     Acquisition of plant and equipment ..........................         --         (22,747)
     Licensing agreement obtained ................................         --         (50,000)
                                                                     ----------    ----------
     Net cash provided by (used in) investing activities .........         --         (72,747)
Cash flows from financing activities:
     Proceeds from notes payable .................................      660,000       315,000
     Proceeds from note payable - bank ...........................      400,000          --
     Common stock issued for cash ................................         --         308,230
     Common stock subscription collected .........................         --          38,500
     Repayment of officer's loans ................................         --         (13,800)
                                                                     ----------    ----------
     Net cash provided by (used in) financing activities .........    1,600,000       642,930
                                                                     ----------    ----------
Increase (decrease) in cash ......................................      243,059        47,423
Cash and cash equivalents, beginning of period ...................       14,712           842
                                                                     ----------    ----------
Cash and cash equivalents, end of period .........................      257,771        48,265
                                                                     ----------    ----------
Supplemental cash flow information:
     Cash paid for interest ......................................         --            --
     Cash paid for income taxes ..................................         --            --


See accompanying notes to financial statements

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

The Company has incurred operating losses during the periods ended March 31, 1997, and 1996, aggregating $99,378 and $690,386, and has negative working capital of $712,164 and a stockholder' deficit of $535,564 at March 31, 1997.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. The Company did obtain both equity and debt financing during the periods presented. Profitable operations in future periods are dependent upon, among other factors, the Company's ability to continue financing and managing ts operations.

STOCKHOLDERS' DEFICIT

During the quarter ended December 31, 1996, the Company issued 106,026 shares of its common stock for services valued at $19,880.

During the second quarter ended March 31, 1997, 500,000 shares of the Company's preferred stock were converted into 12,000,000 shares of the Company's common stock.

SUBSEQUENT EVENT

During April, 1997, the Company converted $344,806 of notes payable into 459,741 shares of its common stock.

PART I.  Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

(1)      Overview

         Grafix Time Corporation d/b/a Carrera Golf (the "Company") is a New York corporation that owns a license (the "Carrera License") to manufacture, sell and distribute golf products (golf clubs, bags, accessories and apparel) under the Carrera brand name worldwide. The Company originally obtained a Carrera license by purchasing the assets of Sports Equipment Technology Company ("SETCO") in January, 1996. This transaction was accounted for as a merger, and is more fully discussed in the Company' Form 10-KSB for the fiscal year ended September 30, 1996, and the notes to the financial statements filed therewith. The financial statements filed as a part of the Company's Report on Form 10-QSB for the quarters ended December 31, 1996 and March 31, 1997 have been adjusted to reflect the SETCO merger. All references to the Company's past activities include the activities of SETCO.

         In January, 1997, the Company obtained a new long-term Carrera License from Carrera Optyl Marketing GmbH, a subsidiary of Safilo Group GmbH, Italy ("Safilo"). Safilo acquired the Carrera brand name through bankruptcy proceedings in Germany. The Carrera License runs for five years, with an additional automatic renewal of five years. The Carrera License obligates the Company to pay Safilo a royalty on sales, and includes annual minimum royalties.

         The Company was in the product research and development stage until approximately July, 1996. In early 1996, the Company successfully consummated a distributorship agreement with Citizen Trading Group, Tokyo, Japan ("Citizen"), for distribution of all Carrera Golf products in Japan. Citizen placed its first order with the Company in July, 1996. As of March 31, 1997, Citizen remained the Company's primary customer, accounting for over 90 percent of the Company's sales. The first fiscal quarter ended December 31, 1996 was the Company's first quarter as an early operating-stage company.

         In October, November, and December, 1996, the Company suffered serious financial difficulties, as it attempted to obtain financing to fill the first Citizen orders. In December, 1996, the Company obtained additional financing support from Mr. Monte Ahuja, a principal shareholder of the Company. Mr. Ahuja agreed to loan the Company up to $1.5 million, to enable the Company to fill Citizen product orders. In addition, all of the Company's prior management except Ted Honda resigned. Mr. Honda then filled the vacancies on the Board of Directors, and the Board of Directors appointed a new management team. As part of the financing received from Mr. Ahuja, the Company agreed to issue Mr. Ahuja 12 million shares of the Company's restricted common stock. Mr. Ahuja agreed to provide the financing, and to convert all of his preferred stock to common stock as part of this transaction. The Ahjua transaction was approved at a special meeting of shareholders held March 26, 1997 in Fort Worth, Texas.

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

         Second Quarter 1997 (Ended March 31, 1997) Compared to Second Quarter 1996

         Assets

         The Company's total assets increased from $268,034 at March 31, 1996 to $1,635,822 at March 31, 1997. This $1,367,788 increase (510.3%) was primarily due to increases in cash (increase of $209,506, or 434.1%), accounts receivable (increase from $0 to $333,126), and inventory (increase of $773,569, or 1,109%) as a result of consummation of the Ahuja financing and the Company moving into the early operational stage. The Company recorded dramatic increases in accounts receivable and inventory as it filled the first several Citizen product orders.

         Liabilities

         The Company's total current liabilities increased from $735,098 at March 31, 1996 to $2,146,386 at March 31, 1997. This $1,411,288
         increase (192%) was primarily due to increases in notes payable (increase of $748,000, or 214.3%), a new bank loan of $400,000 as part of the Ahuja financing, and provision for sales returns of $382,440. The last item relates to the first Citizen order. Quality of component parts negatively affected shipments and product deliveries to a much larger magnitude than anticipated during the first stage of the Company's contract with Citizen. Subsequently, the Company has implemented a rigorous quality control program, and this improved quality control has significantly reduced delays in shipments due to quality issues. Products for the first several Citizen orders were initially assembled in Fort Worth, Texas; however, those products are now assembled in Tokyo, Japan. Management is aware of no other exceptional quality control problems that would affect the Company's balance sheet.

         Stockholders' Deficit

         Total stockholders' deficit increased $68,500, or 14.7%, to $535,564 at March 31, 1997.

         Sales

         Sales increased from $0 for the second fiscal quarter 1996 (ended March 31, 1996) to $435,886 for the second fiscal quarter 1997, as the Company moved from the development stage to the early operating stage. Citizen continued to account for most of the Company's sales in the second fiscal quarter of 1997. The Company also reported the forgiveness of debt in the amount of $41,378 (net of income taxes) by a former officer as an extraordinary item for the period.

         Costs and Expenses

         The Company reported general, administrative, and interest expense of $217,919 for the second fiscal quarter of 1996, as it continued to develop products, identify potential customers and distributors, and attempted to obtain financing for expansion of operations.

         For the second fiscal quarter 1997, the Company had moved into the early operating stage, and showed cost of sales of $254,191, and a gross margin on sales of $181,895, or 41.7 percent. The Company also had selling, general, and administrative expenses of $204,994 for the second fiscal quarter 1997, as it moved to fill Citizen orders and expand its operations.despite ramping up to fill Citizen orders and expand the Company's business, selling, general and administrative expenses actually declined $12,925 (5.9%) for the second fiscal quarter 1997, compared to the same period the prior year. Management attributes this decline to the departure of prior management in December, 1996, consolidation of the Company's operations to Fort Worth, Texas in December, 1996, and the new management team's dedication to reducing costs and streamlining operations. The Company also had interest expense of $30,275 for the quarter ended March 31, 1997, relating to notes payable.

         Net Income

         The Company reported a net loss of $224,932 ($ .08 per share) for the second fiscal quarter ended March 31, 1996. This was primarily due to minimal sales and substaintial selling, general, and administrative expenses. For the same period in 1997, the Company reported sales of $435,886, cost of sales of $254,191, expenses of $204994, and a loss before the extraordinary item of $32,259. Loss from operations (excluding interest expense) for the second fiscal quarter 1997 was $23,299. Accounting for interest expense, income taxes, and the extraordinary item, the Company reported net income of $9,119 for the second fiscal quarter 1997. This is the first quarterly profit ever recorded by the Company. Management is confident that the Company can continue to grow sales, control expenses, and realize profits from operations in the future.

         Financial Condition, Liquidity and Capital Resources

         At March 31, 1996, the Company was in the development stage, had minimal sales, no financial backing, and no liquidity. At March 31, 1997, the Company had transitioned into the early operational stage, had realized sales of over $430,000 for the quarter, and had limited liquidity in the form of cash, accounts receivable and inventory. Nonetheless, the Company's financial condition and liquidity remain dependent upon three major factors: (1) continuation of the Company's relationship with Citizen, and Citizen's timely payment of invoices for short-term cash flow purposes; (2) continued financial backing from Mr. Ahuja, to provide order financing and short-term operating capital; and
         (3) the Company obtaining other sources of financing as it attempts to expand its product lines and markets. The market for the Company's common stock is extremely illiquid. The Company has not devoted its scarce operating resources to financial public relations; however, management believes the Company must allocate a portion of operating revenues to market support, to ensure that the Company's stock is trading at levels commensurate with the Company's financial performance, and to allow shareholders the liquidity they expect. Assuming continuation and growth of the Citizen relationship, management anticipates that the Company will realize positive net cash flows from operating activities by the end of this fiscal year.

         First Six Months 1997 (Ended March 31, 1997) Compared to First Six Months 1996

         Sales

         Sales increased from $11,778 for the first six months of fiscal 1996 (ended March 31, 1996) to $1,227,489 for the same period 1997, as the Company moved from the development stage to the early operating stage. Citizen continued to account for most of the Company's sales in the first six months of 1997.

         Costs and Expenses

         The Company reported general, administrative, and interest expense of $695,151 for the first six months of fiscal 1996, as it continued to develop products, identify potential customers and distributors, and attempted to obtain financing for expansion of operations. For the same period in fiscal 1997, the Company had moved into the early operating stage, and showed cost of sales of $702,201, and a gross margin on sales of $525,288, or 42.8 percent. The Company also had selling, general, and administrative expenses of $738,629 for the first six months of 1997, as it moved to fill Citizen orders and expand its operations. $533,635 (72.2%) of these expenses were incurred in the first fiscal quarter of 1997 (ended December 31, 1996), as the Company changed management, obtained financing, and filled the first Citizen orders. Despite ramping up to fill Citizen orders and expand the Company's business, selling, general and administrative expenses increased only $43,478 (6.3%) for the first six months of fiscal 1997, compared to the same period the prior year. Management attributes this decline to the departure of prior management in December, 1996, consolidation of the Company's operations to Fort Worth, Texas in December, 1996, and the new management team's dedication to reducing costs and streamlining operations.

         Net Income

         The Company reported a net loss of $690,386 ($ .33 per share) for the first six months' period ended March 31, 1996. This was primarily due to minimal sales and substaintial selling, general, and administrative expenses. For the same period in 1997, the Company reported sales of $1,227,489, cost of sales of $702,201, expenses of $738,629, and a net loss of $99,378 (.02 per share). Loss from operations (excluding interest expense) for the first six months of 1997 was $213,341, compared with a net operating loss of $683,373 for the same period the prior year. Management is confident that the Company can continue to grow sales, control expenses, and realize profits from operations in the future.

         Second Quarter 1997 Compared to First Quarter 1997

         Sales

         Sales for the second fiscal quarter 1997 (ended March 31, 1997) decreased $355,717 (44.9%) from the previous quarter, to $435,886. Management attributes this decrease primarily to a delay in booking sales, as the Company moved some Citizen sales from the second to the third fiscal quarter. This minor delay in shipment of Citizen orders in the second fiscal quarter was primarily due to: (1) changes in the Company's products ordered by Citizen, namely a substitution of the Company's newest diamond plasma coated driver for the previously ordered titanium drivers; and (2) delays in obtaining products from suppliers, primarily due to the Company's poor prior credit. Management believes Citizen orders will continue to grow as brand recognitioin is achieved in the Japanese market, and as Citizen develops its customer base. Management believes the Company will realize increases in sales of its products as the Company develops other markets for its products, such as Asia, Europe and the United States.

         Expenses

         Cost of sales remained relatively constant, approximately 57 percent of gross sales, for both quarters. The Company realized a substantial reduction of $328,641 in selling, general and administrative expenses for the second fiscal quarter, due to streamlined and consolidated operations. Management believes it will continue to successfully implement cost saving measures.

         Net Income

         The Company reported net income of $9,119 (less than $.01 per share) for the second fiscal quarter 1997, compared to a net loss of $108,497 ($.04 per share) for the first fiscal quarter 1997. This was the direct result of the substantially reduced costs realized by the Company, as a result of management's reorganiztion.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         None.

Item 2.   Changes in Securities

         None.

Item 3.   Defaults Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held a Special Shareholders' meeting on March 26, 1997 in Fort Worth, Texas. Shareholders ratified the terms of the Ahuja financing, and the appointment of the Company's current officers and directors.

Item 5.   Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K on January 10, 1997 reporting the Ahuja financing agreement. The Company filed a Report on Form 8-K on March 12, 1997 reporting the execution of the Licensing Agreement with Carrera Optyl Marketing GmbH (the Carrera License). The Company filed a Report on Form 8-K on April 10, 1997 reporting the results of the Special Shareholders' meeting held March 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GRAFIX TIME CORPORATION



June 26, 1997                   By: /S/ RON R. KARANI
                                    -------------------------------------------
                                   Ron R. Karani, President, CEO, Treasurer, and
                                      Chief Financial Officer