Form 10QSB
period 1997-06-30
GRAFIX TIME CORPORATION
filed 1997-12-11
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

    X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---------   Act of 1934
                 For the Quarterly Period Ended:  June 30, 1997
                                       or
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

          [ ]      YES                     [X]          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

16,062,886 common shares were outstanding as of June 30, 1997.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                   Grafix Time Corporation D/B/A Carrera Gold
                                  Balance Sheet
                                  June 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

     Cash ..................................................................   $    152,118

     Accounts Receivable ...................................................        216,555

     Inventory .............................................................      1,311,193

          Total Current Assets .............................................      1,752,366
                                                                                 ----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation of $3,280 ................................................         12,263

TRADE NAME LICENSE, at cost, net of accumulated
     amortization of $10,563 ...............................................        189,337

TOTAL ASSETS ...............................................................   $  1,953,966
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES

     Note payable - bank ...................................................   $    709,000

     Notes payable - current portion .......................................      1,097,000

     Accounts payable and accrued expenses .................................        354,439

     Provision for sales returns ...........................................        382,440
                                                                                 ----------
          Total Current Liabilities ........................................      2,542,879

Note payable ...............................................................         25,000

Commitments

STOCKHOLDERS' DEFICIT:

    Common stock, $.001 par value, 50,000,000 shares authorized,
       16,062,886 shares issued and outstanding ............................         16,063

     Additional paid-in capital ............................................     11,123,366

     Preferred stock, $.01 par value, 5,000,000 shares authorized, 0 shares
       issued and outstanding ..............................................           --

     Accumulated deficit ...................................................    (11,752,637)

          Total Shareholders' Deficit ......................................       (613,208)
                                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................................   $  1,953,966
                                                                                 ==========

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                             Statement of Operations
           For the Three and Nine Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                ------------------------       ------------------------
                                                                June 30,         June 30,       June 30,       June 30,
                                                                  1997             1996           1997            1996
                                                                  ----             ----           ----            ----
Sales ...................................................   $    644,476    $      1,521    $  1,871,965    $     13,299

Cost of Sales ...........................................        457,716            --         1,159,917            --
                                                               ---------       ---------      ----------       ---------

Gross Margin ............................................        186,760           1,521         712,048          13,299

Selling, general and administrative expenses ............        252,965         195,440         991,594         890,591
                                                               ---------       ---------      ----------       ---------

Income (loss) from operations ...........................        (66,205)       (193,919)       (279,546)       (877,292)

Other income and (expense):

     Gain on disposal of inventory ......................           --              --            96,645            --

     Interest expense ...................................           --              --           (46,275)         (7,013)
                                                               ---------       ---------      ----------       ---------

          Total other income (expense) ..................        (12,144)        (10,290)         39,126          (7,013)
                                                               ---------       ---------      ----------       ---------

Income (loss) before income taxes and
extraordinary item ......................................        (78,349)       (204,209)       (240,420)       (884,305)
                                                               ---------       ---------      ----------       ---------

Income taxes ............................................           --              --           (21,315)           --
                                                               ---------       ---------      ----------       ---------

Income (loss) before extraordinary item .................        (78,349)       (204,209)       (261,735)       (884,305)
                                                               ---------       ---------      ----------       ---------

Extraordinary item:
Forgiveness of debt, net of income taxes ................           --              --            41,478            --
                                                               ---------       ---------      ----------       ---------

          Net income (loss) .............................        (78,349)       (204,209)       (220,257)       (884,305)
                                                               ---------       ---------      ----------       ---------

     Net income (loss) per Share ........................   $      (0.01)   $      (0.09)   $      (0.02)   $      (0.34)
                                                               ---------       ---------      ----------       ---------

Weighted average shares outstanding .....................     11,604,873       2,300,892      11,604,873       2,613,521
                                                               ---------       ---------      ----------       ---------




See accompanying notes to financial statements.


                   Grafix Time Corporation D/B/A Carrera Golf
                             Statement of Cash Flows
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)



Net earnings ....................................................................    (78,349)

Adjustments to reconcile net earnings to net cash provided by operating activities:

     Increase (decrease) in operating assets:

          Accounts receivable ...................................................    116,571

          Inventory .............................................................   (467,868)

          Prepaid expenses ......................................................    (72,500)

     Increase (decrease) in operating liabilities:

          Accounts payable ......................................................     87,493
                                                                                    --------

Net cash provided by operating activities .......................................   (414,653)
                                                                                    --------

Financing Activities:

     Proceeds from notes payable - bank .........................................    309,000
                                                                                    --------

Net cash provided by (used in) financing activities .............................    309,000
                                                                                    --------

Net increase (decrease) in cash and cash equivalents ............................   (105,653)
                                                                                    --------

Cash and cash equivalents, beginning of period ..................................    257,771

Cash and cash equivalents, end of period ........................................    152,118

Supplemental cash flow information:

Cash paid for interest ..........................................................     12,144


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

Income (loss) per share was computed using the weighted average number of shares of common stock outstanding.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended June 30, 1997, and 1996, aggregating $177,727 and $894,595, and has negative working capital of $790,513 and a stockholders' deficit of $629,271 at June 30, 1997.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. The Company did obtain both equity and debt financing during the periods presented. Profitable operations in future periods are dependent upon, among other factors, the Company's ability to continue financing and managing its operations.

STOCKHOLDERS' DEFICIT

During April, 1997, the Company converted $344,806 of notes payable into 459,741 shares of its common stock.

Part I. Item 2. Management's Discussion and Analysis of Financial  Condition and
                Results of Operation

RESULTS OF OPERATIONS

The Company manufactures golf clubs, and distributes golf clubs, bags, accessories and apparel for sale under the Carrera brand name. The Company's primary customer is Citizen Trading Company. The Company's marketing plan is dependent upon continuing the relationship with Citizen, and upon obtaining other sources of financing.

Third Quarter 1997 (ended June 30, 1997) Compared to Third Quarter 1996
-----------------------------------------------------------------------

Assets

The Company's total assets increased from $716,918 at June 30, 1996 to $1,953,966 at June 30, 1997. This $1,237,048 increase (173 %) was primarily due to increases in cash (increase of $106,466, or 233 %), accounts receivable (increase from $0 to $216,555), and inventory (increase of $1,078,860, or 464 %), as a result of the consummation of the Ahuja financing and the Company moving into the early operational stage. The Company recorded dramatic increases in accounts receivable and inventory as it filled the first several Citizen product orders.

Liabilities

The Company's total current liabilities increased from $739,891 at June 30, 1996 to $2,542,879 at June 30, 1997. This $1,802,988 increase (243%) was primarily due to increases in notes payable (increase of $754,000, or 219.8 %), and provision for sales returns of $382,440. The last item relates to the return of the first Citizen order. The Company has since implemented a rigorous quality control program, which has significantly reduced delays in shipments due to quality issues. Products for the first several Citizen orders were initially assembled in Fort Worth, Texas; however, those products are now assembled in Tokyo, Japan. Management is aware of no other exceptional quality control problems that would affect the Company's financial statements..

Stockholders' Deficit

Total stockholders' deficit increased $93,707 or 17.5% to $629,271 at June 30, 1997.

Sales

Sales increased from $1,521 for the third quarter of 1996 (ended June 30, 1996) to $644,476 for the third quarter of 1997, as the Company moved from the development stage to the early operating stage. Citizen continued to account for most of the Company's sales in the third quarter of 1997.

Costs and Expenses

The Company reported general, administrative, and interest expense of $195,440 for the third quarter of 1996, as it continued to develop products, identify potential customers and distributors, and attempted to obtain financing for expansion of operations. For the third quarter of 1997, the Company had moved into the early operating stage, and showed cost of sales of $457,716, and a gross margin on sales of $186,760, or 29 percent. The Company also had selling, general, and administrative expenses of $252,965 for the third quarter of 1997, as it moved to fill Citizen orders and expand its operations. Despite ramping up to fill Citizen orders and expand the Company's business, selling, general and administrative expenses increased only 23.4 (%) for the third quarter of 1997, compared to the same period the prior year. Management attributes this increase to new and more advanced research and development relating to new and unique products. The Company also had interest expense of $12,144 for the quarter ended June 30, 1997, relating to notes payable.

Net Income (Loss)

The Company reported a net loss of $204,209 (0.08 per share) for the third quarter ended June 30, 1996. This was primarily due to minimal sales and substantial selling, general, and administrative expenses. For the same period in 1997, the Company reported sales of $644,476, cost of sales of $457,716 and expenses of $252,965. Loss from operations (excluding interest expense) for the third quarter of 1997 was $78,349. Accounting for interest expense & income taxes, the Company reported a net loss of $78,349 for the third quarter 1997.

Financial Condition, Liquidity and Capital Resources

At June 30, 1996, the Company was in the development stage, had minimal sales, no financial backing, and no liquidity. At June 30, 1997, the Company had transitioned into the early operational stage, had realized sales of over $644,476 for the quarter, and had limited liquidity in the form of cash, accounts receivable and inventory. Nonetheless, the Company's financial condition and liquidity remain dependent upon two major factors: (1) continuation of the Company's relationship with Citizen, and Citizen's timely payment of invoices for short-term cash flow purposes; and (2) the Company obtaining other sources of financing as it attempts to expand its product lines and markets. The market for the Company's common stock is extremely illiquid. Assuming continuation and growth of the Citizen relationship, management is hopeful that the Company will realize positive net cash flows from operating activities by the end of the current fiscal year.

First Nine Months 1997 (ended June 30, 1997) Compared to First Nine Months 1996
-------------------------------------------------------------------------------

Sales

Sales increased from $13,299 for the first nine months of fiscal 1996 (ended June 30, 1996) to $1,871,965 for the same period 1997, as the Company moved from the development stage to the early operating stage. Citizen continued to account for most of the Company's sales in the first nine months of 1997.

Costs and Expenses

The Company reported general, administrative, and interest expense of $989,634 for the first nine months of fiscal 1996, as it continued to develop products, identify potential customers and distributors, and attempted to obtain financing for expansion of operations. For the same period in fiscal 1997, the Company had moved into the early operating stage, and showed cost of sales of $1,159,917, and a gross margin on sales of $712,048, or 38 percent. The Company also had selling, general, and administrative expenses of $991,594 for the first nine months of 1997, as it moved to fill Citizen orders and expand its operations. $533,635 (72.2%) of these expenses were incurred in the first fiscal quarter of 1997 (ended December 31, 1996), as the Company changed management, obtained financing, and filled the first Citizen orders. Despite ramping up to fill
Citizen orders and expand the Company's business, selling, general and administrative expenses increased only one percent (1%) for the first nine months of fiscal 1997, compared to the same period the prior year. Management attributes this small increase to the departure of prior management in December 1996, consolidation of the Company's operations to Fort Worth, Texas in December 1996, and the new management team's commitment to reducing costs and streamlining operations.

Net Income (Loss)

The Company reported a net loss of $303,487 (0.08 per share) for the nine months' ended June 30, 1996. This was primarily due to minimal sales and substantial selling, general, and administrative expenses. For the same period in 1997, the Company reported sales of $1,871,965, cost of sales of $1,159,917, expenses of $991,594, and a net loss of $177,727 (0.01 per share). Loss from operations (excluding interest expense) for the first nine months of 1997 was $279,546, compared with a net operating loss of $407,260 for the same period the prior year. Management is hopeful that the Company can continue to grow sales, control expenses, and realize profits from operations in the future.

Third Quarter 1997 Compared to Second Quarter 1997
--------------------------------------------------

Sales

Sales for the third fiscal quarter 1997 (ended June 30, 1997) increased $208,590 (47.9%) from the previous quarter, to $644,476. Management attributes this increase to increased brand recognition in the Japanese market. Management is hopeful that Citizen orders will continue to grow as brand recognition is achieved in the Japanese market, and as Citizen develops its customer base.

Expenses

Cost of sales increased $203,525 (80%) from the second quarter, 1997, to $457,716 for quarter ended June 30, 1997. The Company's gross sales margin decreased from 41.7% of gross sales for the second quarter, 1997 to 29% for the quarter ended June 30, 1997. Management attributes this increase in cost of sales, and corresponding decrease in gross sales margin, to rollout of the new plasma titanium line of golf clubs and high levels of samples provided to distributors as part of that rollout. The Company realized a moderate increase of $47,971 in selling, general and administrative expenses for the third fiscal quarter, due to advanced research & development.

Net Income (Loss)

The Company reported a net loss of $78,349 (less than $.01 per share) for the third fiscal quarter 1997, compared to net income of $9,119 (.01$ per share) for the second fiscal quarter 1997.

PART II  OTHER  INFORMATION

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities

         None.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K on April 10, 1997 reporting the results of the Special Shareholders' meeting held March 26, 1997. The Company filed a Report on Form 8-K on July 10, 1997 reporting the separation of employment of Ron Karani, the Company's President.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GRAFIX TIME CORPORATION



Dated:   December 9, 1997                   By:      /s/ Raymond E. Theiss
         ----------------                            ---------------------------
                                                     Raymond E. Theiss
                                                     Acting President