Form 10KSB
period 1997-09-30
GRAFIX TIME CORPORATION
filed 1998-03-06
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended September 30, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended September 30, 1997): $3,685,321

Aggregate market value of voting stock held by non-affiliates, and method of computation:

$693,750, based on approximately 3,700,000 Common Shares held by non-affiliates and an average bid/ask price of $.1875 per Share (NASDAQ Bulletin Board) during the 90 days prior to date of this report.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

16,062,886 common shares were outstanding as of September 30, 1997.

Documents incorporated by reference:        Form 8-K filed January 27, 1998.

                                   Form 10-KSB
--------------------------------------------------------------------------------


                             GRAFIX TIME CORPORATION
            Form 10-KSB for the Fiscal Year ended September 30, 1997

                                Table of Contents
                                                                  Page of Report
                                                                  --------------
PART I.

Item 1.     Description of Business.                                       3

               Business Development                                        3
               Business of Registrant                                      3

Item 2.     Description of Property                                        5

Item 3.     Legal Proceedings                                              5

Item 4.     Submission of Matters to a Vote of Security Holders            6

PART II.

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                            6

               Market Information                                          6
               Holders                                                     6
               Dividends                                                   6

Item 6.     Management's Discussion and Analysis or Plan of Operation      6

Item 7.     Financial Statements                                           7 and
                                                                           8-20

Item 8.     Changes In and Disagreements With Accountants                  7

PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons   21

Item 10.    Executive Compensation                                         22

Item 11.    Security Ownership of Certain Beneficial Owners and Management 23

Item 12.    Certain Relationships and Related Transactions                 23

Item 13.    Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                                 24

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

     (b) Business of the Registrant. The Company has successfully negotiated settlement of all liabilities, including those acquired by virtue of the APA with SETCO. During the fiscal year ended September 30, 1996, the Company obtained additional financing that was used to develop the Carrera Golf product lines. In addition, the Company finalized an exclusive distribution agreement with Citizen Trading Group of Japan ("Citizen"), and obtained its first orders for golf products from Citizen. During the fiscal year ended September 30, 1997, the Company expanded its line of golf products, entered into new distribution agreements with distributors in Asia, and continued to supply golf clubs, bags, and accessories to Citizen.

          (1) Principal products or services and their markets. The Company designs, develops, assembles and distributes high-quality golf products, golf clothing and golf accessories worldwide utilizing the Carrera(R) trademark and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmbH, a subsidiary of Safilo SpG ("Safilo"), owner of the "Carrera" brand name. The
Company, in conjunction with Citizen and Safilo, has begun to establish the Carrera Golf name as a leading prestige brand in the golf industry. The Company's market for its products is the upscale golfing market worldwide.

          (2) Distribution methods. The Company has entered into an exclusive distribution agreement with Citizen, for distribution of the Company's products in Japan. In addition, the Company has entered into distribution agreements with established distributors in other overseas markets, to initiate the marketing of the Carrera Golf products. Management will focus on distributors with credentials in the golf and apparel businesses. The Company intends to begin its domestic U.S. marketing plan this year.

          (3) Status of any publicly announced new products. The Company has not publicly announced the roll-out of its products, except for the Company's announcements of its first Citizen orders. As of the date of this report, the Company has designed and produced several lines of golf clubs, bags, apparel, and other golf products. The Company's newest golf club, the 711 TI Plasma driver, has been well received in the Japanese market. The Company has entered into an agreement with Tom Stites & Associates, Ft. Worth, Texas, to design and and develop additional new lines of golf clubs for the Company.

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

          The Company has not yet established a competitive position in the industry, and may not be able to do so in the United States in the foreseeable future, due primarily to the high costs of penetrating the U.S. market. Worldwide, the "golf products" category has been one of the fastest growing industry segments the past 10 years. Most analysts predict that this upward trend will continue into the next century, albeit at a somewhat slower pace. Management has initially focused its sales and distribution efforts on the Japanese and southeast Asian markets. The Company has successfully designed, developed, assembled and distributed several line of premium golf products carrying the Carrera(R) logo and trademark, through its relationship with Citizen. The Company intends competes in the category of premium golf products. The Company has successfully acquired the exclusive license to use the Carrera(R) name in connection with the marketing of golf products. The Company continues its efforts to design and develop unique, top-quality lines of golf clubs, apparel and accessories, and believes it can successfully market those products worldwide to the target consumer group that has above average disposable income.

          (5) Sources of raw materials. Raw materials for all of the Company's proposed products are readily available from many sources worldwide.

          (6) Dependence on one or a few major customers. The Company currently has one major customer: Citizen. Over 90 percent of the Company's sales as of the date of this report derive from the Company's relationship with Citizen. Loss of the Citizen contract or relationship would severely impact the Company. The Company may in the future rely upon one or a few major distributors for distribution of the Company's products in Asia and/or Europe.

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

          (10) Research and development expenses. For the fiscal year ended September 30, 1997, the Company spent $46,550 on research and development. For the fiscal year ended September 30, 1996, the Company spent $345,297 for research and development on the Carrera product lines.

          (11) Costs of environmental compliance. None.

          (12) Employees. As of the date of this report, the Company had two full-time and four part-time employees.

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

Item 3.   Legal Proceedings.

     The Company is subject to threats of lawsuits from suppliers, former employees, and other sources that are common in the industry. On or about December 9, 1997, Rohinton R. Karani, the Company's former President, filed a lawsuit against the Company and its majority shareholder in the Court of Common Pleas, Cuyahoga county, Ohio. Mr. Karani has advanced theories of breach of contract, breach of implied contract, promissory estoppel, conversion, the Ohio Wage Payment Statute, breach of implied covenant of good faith and fair dealing, wrongful discharge, tortious interference with a contractual or business relationship, and conspiracy against the Company and its majority shareholder. Mr. Karani is seeking $2.5 million in damages and declaratory relief. The Company is vigorously contesting Mr. Karani's claims, and has filed an Answer and Counterclaim.

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

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a) Market information. The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol CRRA. Through September 30, 1995, the Company's trading symbol was GFIX. The range of high and low bids for the Company's common stock for the past two fiscal years, adjusted for the 1:40 reverse split approved subsequent to September 30, 1995:

Quarter Ended                       Low Bid           High Bid
-------------                       -------           --------

December 31, 1995                    .25                2.50
March 31, 1996                      1.25                2.50
June 30, 1996                       1.00                2.50
September 30, 1996                   .75                2.25
December 31, 1996                   .125                1.25
March 31, 1997                       .25                .875
June 30, 1997                      .1875                .625
September 30, 1997                  .125                 .75

     The foregoing high and low bid information was obtained from various over-the-counter brokers that have effected trades in the Company's securities. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     (b) Holders. As of September 30, 1997 there were approximately 275 shareholders of record of the Company.

     (c) Dividends. As of September 30, 1997, the Company had not declared any dividends on its Common Stock since inception. The Company did declare a 40 percent stock dividend on November 28, 1995. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     As of the date of this report, the Company is in the early operating stage. In particular, the Company has successfully developed golf clubs and other products, and has obtained and filled numerous orders from Citizen. Management anticipates continuing to develop products and product lines; this will result in continuing research and development expenses. Management anticipates significant sales and marketing expenses in the future, particularly as the Company introduces its products into the U.S. market.

     The Company, as of the date of this report, has experienced a positive change in its financial condition, as a result of obtaining additional equity financing and as a result of its ongoing relationship with Citizen. Please see the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1997. In particular, total assets have increased from $949,189 at September 30, 1996 to $1,986,716 for September 30, 1997, primarily as a result of financing activities. Total liabilities increased by $1,102,825 (78.5%); most of those liabilities relate to fulfilment of orders in process. The Company reported dramatically increased sales of $3,302,881 for the fiscal year ended September 30, 1997, up from $292,310 for the prior fiscal year. Management attributes this significant increase to introduction of new products in Japan, and the benefit of fulfilling sales for an entire fiscal year. The Company also reported a net loss of $(118,447), or $(.01) per share, for the fiscal year ended September 30, 1997, compared with a net loss of $ (1,399,727), or $(.59) per share, for the same period the prior fiscal year.

     Subsequent to September 30, 1996, the Company installed new financial management and obtained additional funding from a principal shareholder, primarily to enable the Company to fulfill Citizen orders. General and administrative expenses have been reduced dramatically. Management now anticipates reporting positive net income from operations on a continuing basis.

     The Company's new management has met with Citizen on numerous occasions, and is confident that the Citizen relationship is strong. Citizen introduced a new line of Carrera golf products, the 711 TI Plasma driver and the 711 IC Titanium Plasma Irons, in May, 1997. Citizen has projected orders of $6.5 million from the Company for calendar 1998. Management anticipates changing its fiscal year-end to December 31 as soon as practicable, and projects pre-tax earnings of $ 1,500,000 for the calendar and fiscal year ending December 31, 1998.

     The Company is developing a sales and marketing strategy for the United States market, and is continuing to develop sales in other overseas markets. Costs associated with U.S. marketing can be substantial, and may affect the Company's earnings.

Item 7.   Financial Statements.

     Pages 8 through 20, following, contain the audited financial statements of the Company for the fiscal year ended September 30, 1997, and audited by James
E. Scheifley & Associates, Certified Public Accountants, Englewood, Colorado.

Item 8.   Changes In and Disagreements With Accountants.

          None.



            (The remainder of this page is intentionally left blank)

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Grafix Time Corporation
(D/B/A Carrera Golf)

We have audited the balance sheet of Grafix Time Corporation as of September 30, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grafix Time Corporation as of September 30, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has negative working capital and a stockholders'deficit. These factors raise substantial doubt about its ability to continueas a going concern. Management's plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ James E. Scheifley & Associates, P.C.
                                   James E. Scheifley & Associates, P.C.
                                      Certified Public Accountants

Englewood, Colorado
November 7, 1997


                   Grafix Time Corporation D/B/A Carrera Golf
                                  Balance Sheet
                               September 30, 1997


Assets
------
Current Assets:
     Cash ................................................................       215,085
     Accounts receivable .................................................       431,678
     Inventory ...........................................................     1,137,862
     Employee advances ...................................................         7,000
                                                                            ------------
          Total current assets ...........................................     1,791,625
Property and equipment, at cost, net of
  accumulated depreciation of $4,663 .....................................        10,880
Trade name license, at cost, net of
  accumulated amortization of $15,789 ....................................       184,211
                                                                             -----------
          Total assets ...................................................     1,986,716
                                                                             -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
     Notes payable-current portion .......................................       110,000
     Note payable - bank line of credit ..................................       939,000
     Note payable - stockholder ..........................................       500,000
     Note payable - related party ........................................       225,000
     Accounts payable ....................................................       312,923
     Accrued expenses ....................................................        38,717
     Provision for sales returns .........................................       382,440
                                                                             -----------
          Total current liabilities ......................................     2,508,080

Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
       -0- shares issued and outstanding .................................          --
     Common stock, $.001 par value, 50,000,000 shares authorized,
       16,062,866 shares issued and outstanding ..........................        16,083
     Additional paid-in capital ..........................................    11,155,930
     Accumulated deficit .................................................   (11,693,357)
                                                                             -----------
          Stockholders' deficit ..........................................      (521,364)
                                                                             -----------
     Total Liabilities and Stockholders' Equity ..........................     1,986,716
                                                                             -----------

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                            Statements of Operations
                 For the Years Ended September 30, 1997 and 1996

                                                                                               1997                          1996
                                                                                               ----                          ----

Sales, net .................................................................                  3,302,881                     292,310
Cost of sales ..............................................................                  2,089,192                     181,653
                                                                                            -----------                 -----------
Gross margin ...............................................................                  1,213,689                     110,657
Other costs and expenses:
  Selling, general and administrative ......................................                  1,331,700                   1,074,805
 Research and development ..................................................                     46,550                     345,297
                                                                                            -----------                 -----------
     Sub-total, other costs and expenses ...................................                  1,378,250                   1,420,102
                                                                                            -----------                 -----------
Income (loss) from operations ..............................................                   (164,561)                 (1,309,445)
Other income and expense:
  Gain (loss) on disposal of inventory .....................................                     96,545                     (91,800)
 Interest expense ..........................................................                   (113,124)                    (27,732)
                                                                                            -----------                 -----------
     Sub-total, other income and expense ...................................                    (16,579)                   (119,532)
                                                                                            -----------                 -----------
Income (loss) before income taxes and
  extraordinary item .......................................................                   (181,140)                 (1,428,977)
Income taxes ...............................................................                    (21,315)                    (29,250)
                                                                                            -----------                 -----------
Income (loss) before extraordinary item ....................................                   (159,825)                 (1,399,727)
Extraordinary item:
 Forgiveness of debt, net of income taxes ..................................                     41,378                      56,780
                                                                                            -----------                 -----------
Net income (loss) ..........................................................                   (118,447)                 (1,342,947)
                                                                                            -----------                 -----------
Earnings (loss) per share:
 Income (loss) before extraordinary item ...................................                      (0.01)                      (0.59)
  Extraordinary item .......................................................                       0.00                        0.02
                                                                                            -----------                 -----------
Net income (loss) per share ................................................                      (0.01)                      (0.57)
                                                                                            -----------                 -----------
Weighted average shares outstanding ........................................                 16,062,886                   2,379,050
                                                                                            -----------                 -----------

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                  Statement of Changes in Stockholders' Equity
                     Years Ended September 30, 1997 and 1996

                                                         Common Stock              Preferred Stock
                                                    ----------------------      ----------------------
                                                    Shares          Amount      Shares          Amount
                                                    ------          ------      ------          ------

Balance, September 30, 1995 .................     2,474,086         2,474          --             --
                                                 ----------      --------       -------        ---------
Common stock issued for cash and
services - October, 1995, $1.00 per
share .......................................        11,686            12          --             --
Common stock issued for services
- December, 1995, $1.00 per share ...........        56,000            56          --             --
Merger with SETCO - January 1, 1996 .........          --             --           --             --
Common stock issued for services
- March 1996, $1.00 per share ...............        41,500            41          --             --
Common stock issued for services
- March 1996, $1.00 per share ...............        13,760            14          --             --
Cash sale of preferred stock - April
1996 $2.00 per share ........................          --             --        500,000          5,000
Common stock issued for services
- June, 1996, $1.00 per share ...............        16,620            17          --             --
Net (loss) for year .........................          --             --           --             --
                                                 ----------      --------       -------        ---------
Balance, September 30, 1996 .................     2,613,621         2,614       500,000          5,000

Common stock issued for services ............       206,026           206          --             --
Conversion of debt to common
stock .......................................       604,961           605          --             --
Conversion of preferred stock into
shares of common stock ......................    12,000,000        12,000      (500,000)        (5,000)
Issuance of common stock for
outstanding subscriptions ...................       538,378           538          --             --
Net income for the year .....................          --            --            --             --
                                                 ----------      --------       -------        ---------
Balance, September 30, 1997 .................    16,062,886        16,063          --             --

                                                   Paid in      Accumulated         Stock
                                                   Capital         Deficit       Subscription     Total
                                                   -------      -----------      ------------     -----

Balance, September 30, 1995 .................     9,585,829    (10,231,963)       482,375       (181,285)
                                                 ----------      --------         -------      ---------
Common stock issued for cash and
services - October, 1995, $1.00 per
share .......................................        11,654           --             --           11,686
Common stock issued for services
- December, 1995, $1.00 per share ...........        55,944           --             --           56,000
Merger with SETCO - January 1, 1996 .........       338,230           --         (290,000)        48,230
Common stock issued for services
- March 1996, $1.00 per share ...............        41,459           --             --           41,500
Common stock issued for services
- March 1996, $1.00 per share ...............        13,736           --             --           13,750
Cash sale of preferred stock - April
1996 $2.00 per share ........................       875,500           --             --          880,500
Common stock issued for services
- June, 1996, $1.00 per share ...............        16,503           --             --           16,520
Net (loss) for year .........................          --       (1,342,947)          --       (1,342,947)
                                                 ----------      --------         -------      ---------
Balance, September 30, 1996 .................    10,918,855    (11,574,910)       192,375       (456,066)
Common stock issued for services ............        45,343           --             --           45,549
Conversion of debt to common
stock .......................................         5,995           --             --            7,600
Conversion of preferred stock into
shares of common stock ......................        (7,000)          --             --             --
Issuance of common stock for
outstanding subscriptions ...................       191,737           --         (192,375)          --
Net income for the year .....................          --         (118,447)          --         (118,447)
                                                 ----------      --------         -------      ---------
Balance, September 30, 1997 .................    11,155,930    (11,693,357)          --         (521,364)


See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                             Statement of Cash Flows
                     Years Ended September 30, 1997 and 1996
                                                                                             1997              1996
                                                                                             ----              ----

Net income (loss) ...............................................................          (118,447)        (1,342,947)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization ..............................................            13,635              6,817
     Stock issued for services ..................................................            45,549            129,436
 Changes in assets and liabilities:
     (Increase) decrease in accounts receivable .................................          (431,678)            47,500
     (Increase) decrease in employee advances ...................................            31,185            (38,185)
     (Increase) decrease in inventory ...........................................          (739,169)          (398,893)
     (Increase) decrease in prepaids ............................................              --               16,900
     (Increase) decrease in merchandise deposits ................................           279,066           (279,066)
     (Increase) decrease in other assets ........................................             9,807             (9,807)
     Increase (decrease) in accounts payable and accrued
      expenses ..................................................................          (153,977)           205,120
     Increase (decrease) in customer deposits ...................................           (55,198)           437,638
                                                                                         ----------         ----------
          Total adjustments .....................................................        (1,000,780)           117,660

Net cash provided by (used in) operating activities .............................        (1,119,227)        (1,225,287)
Cash flows from investing activities:
  Acquisition of plant and equipment ............................................              --              (15,543)
  Licensing agreement obtained ..................................................              --              (50,000)
  Advances to affiliate .........................................................              --                 --
  Advances to officer ...........................................................              --                 --
Net cash  provided by (used in)  investing  activities  (65,543) Cash flows from investing activities:
  Proceeds from notes payable - stockholder .....................................           815,600            454,000
   Proceeds from note payable - bank ............................................           939,000               --
   Proceeds from note payable - related party ...................................           225,000               --
 Repayment of notes payable .....................................................          (660,000)           (17,000)
  Preferred stock issued for cash ...............................................              --              880,500
 Common stock issued for cash ...................................................              --               10,000
 Common stock subscribed for cash ...............................................              --                 --
 Repayment of officers' loans ...................................................              --              (22,800)
Net cash provided by (used in) financing activities .............................         1,319,600          1,304,700
Increase (decrease) in cash .....................................................           200,373             13,870
Cash and cash equivalents, beginning of period ..................................            14,712                842
Cash and cash equivalents, end of period ........................................           215,085             14,712
Supplemental cash flow information:
  Cash paid for interest ........................................................            71,811               --
 Cash paid for income taxes .....................................................              --                 --
Non-cash investing activities:
  Notes converted into common stock .............................................           507,600               --
  Licensing agreement included in accounts payable ..............................              --              100,000

See accompanying notes to financial statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                          Notes to Financial Statements
                               September 30, 1997

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

Equipment and Depreciation:
Equipment is recorded at cost and is depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives are 5 years. Depreciation charged to operations was $3,485 and $1,554 for the years ended September 30, 1997 and 1996, respectively.

Trade Name License:
The Company has a licensing agreement for the use of the trade name "Carrera" in connection with the manufacture and distribution of golf equipment and apparel worldwide. The agreement calls for payment of $200,000 of which $100,000 had been paid at September 30, 1996 with the remaining $100,000 paid in February, 1997. The agreement also calls for minimum royalty payments beginning January, 1997.

The cost of the licensing agreement has been capitalized and is being amortized over the life of the agreement (19 years). Amortization charged to operations was $10,526 and $5,263 for the years ended September 30, 1997 and 1996, respectively.

Earnings Per Share:
Primary per share amounts are based on the weighted average number of common shares outstanding. Equivalent shares arising from the assumed conversion of debentures were not considered in 1996 as their effect would be anti-dilutive.

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

Research and Development Costs:
Research and development costs are charged to expense as incurred. Costs charged to expense were $46,550 and $345,927 for the years ended September 30, 1997 and 1996, respectively.

Financial Instruments:
The Company's short term financial instruments consist of cash and cash equivalents, accounts receivable/payable, and notes payable. The carrying amounts of such financial instruments approximate fair value because of the short term maturities of these instruments.

Concentration of Credit Risk:
During the years ended September 30, 1997 and September 30, 1996, approximately 95% and 98% of the Company's sales were made to Citizen Trading Company (a foreign customer). At September 30, 1997 the Company held an account receivable of $325,360 from this customer and at September 30, 1996 the Company held a deposit of $55,198 from this customer. Loss of this customer would have a severe negative economic impact on the Company's operations.

At September 30, 1997 the Company maintained a cash balance of approximately $110,000 in excess of the FDIC coverage limit at one bank.

Advertising Costs:
The Company's policy is to expense advertising costs at first showing. Advertising and promotion costs of $ 74,436 and $ 211,831 were charged to operations during the years ended September 30, 1997 and 1996, respectively.

Note 2.  Inventory:

Inventory is comprised of the following at September 30, 1997:

                  Raw materials             $  850,802
                  Finished goods               257,060
                                             ---------
                  Total inventory           $1,137,862

Note 3.  Employee Advances:

The Company has made unsecured non-interest bearing advances to certain employees which are payable on demand.

Note 4.  Notes Payable:

Notes payable consist of the following at September 30, 1997:

         Unsecured notes to ten different note holders with
         interest at 12%.  These notes were due and paid
         in full in October, 1997                        $110,000

Note 5.  Note Payable - Bank Line of Credit:

At September 30, 1997 the Company had been advanced $939,000 against a $1,000,000 credit line facility with a bank. The credit line bears interest at the bank's prime rate (8.5% at October 31, 1997), expires on May 31, 1998 and is personally guaranteed by the Company's principal shareholder.

Note 6.  Note Payable - Stockholder:

The Company has been advanced $500,000 by its principal stockholder at September 30, 1997. The unsecured advance is payable on demand and bears interest at the rate of 10% per annum. If the principal is not paid within five days after demand, the note will be considered in default and a late charge of the greater of $250 or 5% of the principal balance plus accrued interest will come due.
In addition, the default interest rate will increase to 15%.

Note 7.  Note Payable - Related Party:

A company affiliated with the Company's principal stockholder has made a $225,000 advance at October 31, 1997. The unsecured advance is payable on demand and bears interest at the rate of 10% per annum. If the principal is not paid within five days after demand the note will be considered in default and a late charge of the greater of $250 or 5% of the principal balance plus accrued interest will come due. In addition, the default interest rate will increase to 15%.

Note 8.  Stockholders' Equity:

During the periods covered by these financial statements and in periods prior thereto, the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" excemptions from registration under Section 4(2), it could still be liable for rescission of the sales if such exceptions were found not to apply.

On March 5, 1996 the remaining $150,000 of a 1993 debenture issue along with accrued interest was converted into 127,860 shares of the Company's restricted common stock The Company had recorded this transaction as a subscription to common stock of $182,375 in the financial statements for the year ended September 30, 1995.

During the year ended September 30, 1996, the Company's Board of Directors approved a 1.4 share for 1 share stock split and a 1 share for 40 share reverse stock split for its common stock. All share and per share amounts included in the financial statements and footnotes thereto have been restated to reflect the stock splits.

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

During the year ended September 30, 1996, the Company sold 500,000 shares of its $.01 par value Series A preferred stock to a private investor for $2.00 per share. The Company realized net proceeds of $880,500 from the transaction. The preferred stock carries a 7% cumulative annual dividend and is convertible into common stock at the option of the holder for a 25% ownership interest in the Company upno the attainment of certain financial results or a firm underwriting commitment for $5,000,000 or more of equity financing. During the year ended September 30, 1997 the investor converted the 500,000 shares of preferred stock into 12,000,000 shares of the Company's stock.

During the year ended September 30, 1997 the Company issued 206,026 shares of its common stock for services valued at $45,549.

Note holders were issued 604,961 shares of common stock during the year ended September 30, 1997 in conjunction with repayment of the notes.

The Company issued 638,378 shares of common stock in exchange for outstanding subscriptions during the year ended September 30, 1997.

Note 9.  Commitments:

The Company leases an office/warehouse location in Fort Worth, Texas under the terms of a sublease agreement which requires monthly rent of $1,390 per month and expires on April 12, 1997. Rent charged to operations was $4,170 and $17,695 during the years ended September 30, 1997 and 1996, respectively. Future rental commitments are $8,896 for the year ending September 30, 1998.

In addition, the Company's licensing agreement discussed in Note 1 requires the following royalty payments beginning January 1, 1997 and continuing through December 31, 2014:

         6% on net sales up to $7,500,000
         5.5% in excess of $7,500,000 to $15,000,000
         5% on net sales in excess of $15,000,000

The Company paid $72,500 in royalty payments during the year ended September 30, 1997. Additional royalty payments of approximately $125,500 have been waived by Carrera for the year ended September 30, 1997.

At September 30, 1997, the Company had unused letters of credit with a bank totalling $52,962.

The Company is a defendant in a civil suit filed by its former president. The suit seeks compensatory and punitive damages of $2.5 million for, among other claims, breach of contract and improper dismissal. The Company vigorously denies the allegations and will defend its position aggressively. It is too early in the proceedings to predict an outcome of the case.

Note 10.  Income Taxes:

The Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which the relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward of approximately $11,380,000 at September 30, 1997 has been fully reserved. The net operating loss carryforwards expire through 2011.

Note 11.  Forgiveness of Debt:

During the year ended September 30, 1997 the Company had $62,693 of prior period debt forgiven by creditors.

During the year ended September 30, 1996 prior period wages and expenses owed to a former officer aggregating $86,030 were forgiven by the officer in conjunction with resignation.

Note 12.  Basis of Presentation:

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in its ordinary course of business.

The Company has incurred operating losses during the years ended September 30, 1997 and 1996 aggregating $118,447 and $1,342,947, respectively, and has negative equity of $521,364 and a working capital deficit of $716,455 at September 30, 1997.

During the periods presented presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and its ability to successfully market its products.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard, the Company is attempting to raise additional equity capital. The Company is also seeking to expand its customer base and attempting to lower its operating costs.

Note 13.  Subsequent Event:

On January 12, 1998, the Company executed a non-exclusive letter of funding commitment with Merlin Venture Partners of Sunnyvale, California. The Company filed a Report on Form 8-K with the Securities and Exchange Commission reporting this letter of commitment on January 27, 1998.

PART III.

Item 9.           Directors, Executive Officers, Promoters and Control Persons.

         (a)      Directors and executive officers of the Company:

Name                        Age      Position
----                        ---      --------

Raymond E. Theiss           43       Acting President and CEO
Ted Honda                   52       Executive Vice President and Director
Kent D. Krausman            38       Vice President, Counsel and Director (as of
                                     November 1, 1997)
Vir Sondhi                  65       Chairman, Board of Directors
Stephen E. Duke             45       Director

     All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers serve at the pleasure of the board of directors.

Raymond E. Theiss. Mr. Theiss has been the Acting President of the Company since July, 1997. He is also Vice President and General Counsel of Transtar Industries, Inc. of Cleveland, Ohio. Mr. Theiss is an attorney, licensed to practice in Ohio. He earned his B.A. degree in Accounting from Kent State University. Mr. Theiss also earned an M.A. degree in Economics from Case Western Reserve University, and a J.D. degree from the Cleveland Marshall College of Law.

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

Kent D. Krausman. Mr. Krausman has been an officer and director of the Company since November 1, 1997. He has been a licensed Colorado attorney since May, 1985. Mr. Krausman has owned and operated his own law firm, Krausman LLC, since January, 1987. His firm specializes in securities, corporate finance, and SEC reporting. Mr. Krausman acted as special counsel to Sherman & Howard, LLC, representing TeleCommunications, Inc. in its Bell Atlantic, Liberty Media, and QVC transactions. From January, 1991 through September, 1993, Mr. Krausman owned the Galleria Theatre (as well as the smaller Encore Theatre) in the Denver Center for the Performing Arts. Mr. Krausman was the Chief Operating Officer and Executive Producer of those facilities, financing and engineering the turnaround of the facilities from bankruptcy to their current status as one of Denver's most successful and popular cabaret theatres. Mr. Krausman sold the theatres to Robert Garner Center Attractions in 1993. Mr. Krausman earned his B.A. degree in Economics (cum laude, Honors Program) from the University of Denver in 1981. He earned his Juris Doctor degree from The University of Michigan Law School, Ann Arbor, Michigan in 1984.

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

Item 10.  Executive Compensation.

                                                                              Restricted
Name and principal                     Salary       Bonus     Other annual      stock        Options/       LTIP         All other
    position               Year         ($)          ($)      compensation      awards         SARs        payouts     compensation
------------------         ----        ------       -----     ------------    ----------     --------      -------     ------------
Raymond E. Theiss,         1997             0          0         30,000            0             0             0              0
President, CEO
Ted Honda, Executive       1997       120,000          0              0            0             0             0              0
Vice President
Kent D. Krausman, Vice     1997             0          0              0            0             0             0              0
President and Counsel

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners other than management. The table below sets forth all persons, including groups, known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities, as of September 30, 1997:

         Monte Ahuja             12,000,000 shares (74.7%)

     (b) Security ownership of management. The table below sets forth the number of shares of each class of the Company's equity securities, or any of its parents or subsidiaries, beneficially owned by all executive officers and directors of the Company as of September 30, 1997:

Title of Class           Name and Address of Beneficial Owner       Amount and Nature of     Percent of
                                                                      Beneficial Owner          Class
--------------           ------------------------------------       --------------------     ----------
Common Stock             Ted Honda                                        363,462                2.26%
                         2901 Suffolk Ct. East, #130
                         Fort Worth, TX 76133
Common Stock             Kent D. Krausman                                 125,000                0.78%
                         6260 S. University Blvd.
                         Littleton, CO 80121

     (c) Changes in control. None at September 30, 1997. As part of the financing agreement with Mr. Ahuja discussed above and disclosed in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1997, incorporated by reference herein, the Company issued 12 million shares of its common stock (approximately 75 percent) to Mr. Ahuja.

Item 12.  Certain Relationships and Related Transactions.         None.

Item 13.  Exhibits and Reports on Form 8-K.

         The Company filed a Report on Form 8-K on January 27, 1998, reporting the execution of a funding letter of commitment with Merlin Venture Partners of Sunnyvale, California.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GRAFIX TIME CORPORATION

                               By:     /S/ RAYMOND E. THEISS
Date:   March 3, 1998                   Raymond E. Theiss, Acting President

                               By:     /S/ TED HONDA
Date:   March 3, 1998                  Ted Honda, Executive Vice President and
                                        Director

                               By:     /S/ KENT D. KRAUSMAN
Date:   March 3, 1998                   Vice President, Counsel and Director

                               By:     /S/ VIR SOHDHI
Date:   March 3, 1998                  Vir Sondhi, Chairman of the Board of
                                        Director

                               By:     /S/ STEPHEN E. DUKE
Date:   March 3, 1998                  Stephen E. Duke, Director