Form 10QSB
period 1997-12-31
GRAFIX TIME CORPORATION
filed 1998-03-06
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
        1934 For the  Quarterly  Period  Ended:  December 31, 1997

 or

[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities Act of
        1934 For the Transition Period From                to                .
                                            --------------    ---------------
Commission File Number:      33-7811-NY

                             Grafix Time Corporation
             (Exact name of registrant as specified in its charter)

       New York                                             93-0943925
 ----------------------                             ---------------------------
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

16,062886 common shares were outstanding as of December 31, 1997.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                   Grafix Time Corporation D/B/A Carrera Golf
                                  Balance Sheet
                                December 31, 1997
                                   (Unaudited)

                                     ASSETS
                                                                                       December 31, 1997
                                                                                       -----------------
CURRENT ASSETS

     Cash ...........................................................................   $    167,262
     Accounts receivable ............................................................        511,918
     Inventory ......................................................................      1,088,217
     Due from employees .............................................................          5,000
     Miscellaneous costs applied ....................................................        182,789
     Prepaid royalty ................................................................         72,500
                                                                                        ------------
          Total Current Assets ......................................................      2,027,686
                                                                                        ------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $3,971 ..........         11,572

TRADE NAME LICENSE, at cost, net of accumulated amortization of $12,863 .............        187,137
                                                                                        ------------
TOTAL ASSETS ........................................................................   $  2,226,395
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                       December 31, 1997
                                                                                       -----------------
CURRENT LIABILITIES
     Notes payable - current portion ................................................   $    500,000
     Accounts payable and accrued expenses ..........................................        159,340
     Payroll taxes payable ..........................................................         23,812
                                                                                        ------------
     Note payable - Line of credit (Huntington Bank) ................................      1,139,000
                                                                                        ------------
     Note payable - Transtar Industries, Inc. .......................................        425,000
     Provision for sales returns ....................................................        326,305
                                                                                        ------------
          Total Current Liabilities .................................................      2,573,457
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized, 16,062,886 shares
          issued and outstanding ....................................................         16,063
     Additional paid-in capital pertaining to common stock ..........................     11,123,366
     Accumulated deficit ............................................................    (11,543,209)
     Retained earnings ..............................................................         56,717
                                                                                        ------------
          Total Shareholders' Deficit ...............................................       (347,063)
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .........................................   $  2,226,394
                                                                                        ============


See accompanying notes to financial statements.

                             Grafix Time Corporation
                               D/B/A Carrera Golf
                             Statement of Operations
              For the Three Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                    1997           1996
                                                                    ----           ----
Sales, net ..................................................   $ 1,051,312   $    791,603
Cost of Sales ...............................................       667,198        448,010
                                                                -----------     ----------
Gross Margin ................................................       384,114        343,593
                                                                -----------     ----------
Selling, general and administrative expenses ................       305,931        533,635
                                                                -----------     ----------
Income (loss) from operations ...............................        78,183       (190,042)
Other income and (expense):
     Gain on disposal of inventory ..........................             0         96,545
     Interest expense .......................................       (21,806)       (15,000)
                                                                -----------     ----------
          Total other income (expense) ......................       (21,806)        81,545
                                                                -----------     ----------
          Net income (loss) .................................        56,377       (108,497)
                                                                -----------     ----------
Earnings (loss) per share:
     Net income (loss) ......................................   $      0.00   $      (0.04)
                                                                ===========    ===========
Weighted average shares outstanding .........................    16,062,886      2,684,205
                                                                ===========    ===========




See accompanying notes to financial statements.

PART I.   Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

(1)      Overview

         Grafix Time Corporation d/b/a Carrera Golf (the "Company") is a New York corporation that owns a license (the "Carrera License") to manufacture, sell and distribute golf products (golf clubs, bags, accessories and apparel) under the Carrera brand name worldwide. The Company originally obtained a Carrera license by purchasing the assets of Sports Equipment Technology Company ("SETCO") in January, 1996. This transaction was accounted for as a merger, and is more fully discussed in the Company' Form 10-KSB for the fiscal year ended September 30, 1996, and the notes to the financial statements filed therewith. The financial statements filed as a part of the Company's Report on Form 10-QSB for the quarter ended December 31, 1995 were adjusted to reflect the SETCO merger. All references to the Company's past activities include the activities of SETCO.

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

         The Company was in the product research and development stage until approximately July, 1996. In early 1996, the Company successfully consummated a distributorship agreement with Citizen Trading Group, Tokyo, Japan ("Citizen"), for distribution of all Carrera Golf products in Japan. Citizen placed its first order with the Company in July, 1996. As of December 31, 1997, Citizen remained the Company's primary customer, accounting for over 90 percent of the Company's sales. The first fiscal quarter ended December 31, 1997 was the Company's fifth quarter as an early operating-stage company.

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

(2)      Results of Operations

         The Company has successfully designed and developed golf clubs, bags, accessories and apparel for sale under the Carrera brand name. The Company's primary customer is Citizen; however, management has developed a marketing plan for 1998 and beyond that contemplates sales in Asia, Europe, and the United States. The Company's marketing plan is dependent upon continuing the relationship with Citizen, and upon obtaining other sources of financing.

         First Quarter 1998 (Ended December 31, 1997) Compared to First Quarter 1997

         Sales

         Sales increased from $791,603 for the first fiscal quarter 1997 to $1,051,312 (an increase of $ 259,709, or 32.8%) for the first fiscal quarter 1998, as the Company, in conjunction with Citizen, continued its successful introduction of new golf club products into the Japanese market. Citizen accounted for most of the Company's sales in the first fiscal quarter of 1998. The Company also realized sales from its distributors in South Korea, Taiwan, and Indonesia.

         Costs and Expenses

         For the first fiscal quarter 1998, the Company reported cost of sales of $667,198, and a gross margin on sales of $384,114, or 36.5 percent. Gross margin was down slightly from the same period the prior year, as the Company incurred higher cost of goods on raw materials, and also experienced slightly reduced margins on its newest golf club products sold to Citizen. The Company reported selling, general, and administrative expenses of $305,931, compared with $533,635 for the same period the prior year, as it successfully continued to streamline operations, cut administrative costs, and increase sales. The Company reported interest expense of $21,806 for the quarter ended December 31, 1997, relating to notes payable.

         Net Income

         The Company reported net income of $ 56,377 for the first quarter of 1998, compared with a net loss of $ (108,497) for the same period the prior year. Increased sales of the Company's new golf club products, combined with effective cost-cutting by management, resulted in positive net income for the period. Management is encouraged that the Company was able to fill Citizen orders, that the gross margin on those orders was in line with expectations, and that Citizen has placed other orders with the Company that comport with projected sales for the remainder of the fiscal year.

         Financial Condition, Liquidity and Capital Resources

         At December 31, 1995 (first fiscal quarter 1996), the Company was in the development stage, had no sales, no financial backing, and no liquidity. At December 31, 1996, the Company had transitioned into the early operational stage, had realized sales of over $750,000 for the quarter, and had limited liquidity in the form of cash, accounts receivable and inventory. At December 31, 1997, the Company had realized sales of over $1 million for the quarter, and reported cash and accounts receivable totaling $679,180, along with inventory of $1,088,217. Much of the Company's growth has been financed through a line of credit with Huntington Bank, and loans from Transtar Industries, Inc., a company owned by the Company's principal shareholder. The Company's financial condition and liquidity remain dependent upon three major factors: (1) continuation of the Company's relationship with Citizen, and Citizen's timely payment of invoices for short-term cash flow purposes; (2) continued financial backing from Mr. Ahuja, to provide order financing and short-term operating capital; and
         (3) the Company obtaining other sources of financing as it attempts to expand its product lines and markets. The market for the Company's common stock is extremely illiquid. The Company has not devoted its scarce operating resources to financial public relations; however, management believes the Company must allocate a portion of operating revenues to market support, to ensure that the Company's stock is trading at levels commensurate with the Company's financial performance, and to allow shareholders the liquidity they expect. Assuming continuation and growth of the Citizen relationship, management anticipates that the Company will continue to realize positive net cash flows from operating activities for the remainder of this fiscal year.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is a named defendant in two lawsuits by former employees. The Company has denied the claims made in these actions, has filed Answers and Counterclaims, and intends to vigorously contest the lawsuits. Management does not believe these claims pose an economic threat to the Company.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K on January 27, 1998, reporting the signing of a financing letter of intent with Merlin Venture Partners of Sunnyvale, California (Item 5).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRAFIX TIME CORPORATION



March 4, 1998                     By: /S/ RAYMOND E. THEISS
                                     ------------------------------------------
                                     Raymond E. Theiss, Acting President, Chief
                                     Financial Officer