Form 10QSB
period 1998-03-31
GRAFIX TIME CORPORATION
filed 1998-08-18
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:            March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
     For the Transition Period From                to                .
                                    --------------    ---------------
Commission File Number:      33-7811-NY

                               Grafix Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                             93-0943925
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

                8250 S. Akron St., Ste. 203, Englewood, CO 80112
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (800) 789-7736
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

16,063,420 common shares were outstanding as of March 31, 1998.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                      Grafix Corporation D/B/A Carrera Golf
                                  Balance Sheet
                                 March 31, 1998
                                   (Unaudited)

                                     ASSETS

                                                                                    March 31, 1998
                                                                                    --------------
CURRENT ASSETS
     Cash ........................................................................   $    375,691
     Accounts Receivable .........................................................         76,472
     Due from Employees ..........................................................          5,000
     Inventory ...................................................................      1,319,838
     Misc. Costs Applied .........................................................        189,039
                                                                                      -----------
          Total Current Assets ...................................................      1,966,040
                                                                                      -----------
PROPERTY AND EQUIPMENT, at cost, net of  accumulated depreciation of
$3,971 ...........................................................................         10,880

TRADE NAME LICENSE, at cost, net of accumulated amortization of $15,789 ..........        184,211
TOTAL ASSETS .....................................................................   $  2,161,130
                                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable - current portion .............................................   $    500,000
     Note payable - LOC Huntington Bank ..........................................      1,339,000
     Note payable - related party short term .....................................        425,000
     Accounts payable and accrued expenses .......................................        580,213
     Provision for sales returns .................................................        328,305
                                                                                      -----------
          Total Current Liabilities ..............................................      3,172,518

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized, 16,063,420 shares
          issued and outstanding .................................................         16,063
     Paid-In Capital .............................................................     11,155,930
     Accumulated Deficit .........................................................    (11,777,317)
     Current Deficit .............................................................       (406,063)
          Total Shareholders' Deficit ............................................     (1,011,388)
                                                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................................   $  2,161,130
                                                                                      ===========

                               Grafix Corporation
                               D/B/A Carrera Golf
                             Statement of Operations
           For the Three and Six Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                   Three months ended             Six months ended
                                                        March 31,                     March 31,

                                                  1998           1997           1998           1997
                                                  ----           ----           ----           ----

Sales ...................................    $   (9,357)   $   435,886   $  1,090,212   $  1,227,489
Sales Discounts .........................            42              0         41,522              0
                                             ----------     ----------     ----------     ----------
Net Sales ...............................        (9,399)       435,886      1,048,690      1,227,489
                                             ----------     ----------     ----------     ----------
Cost of Goods ...........................         8,940        254,191        692,609        702,201
                                             ----------     ----------     ----------     ----------
Gross Margin ............................       (18,338)       181,695        356,081        525,288
                                             ----------     ----------     ----------     ----------
Selling, General and Administrative
   Expenses .............................       313,386        204,994        643,100        738,629
                                             ----------     ----------     ----------     ----------
Income (loss) from Operations ...........      (331,725)       (23,299)      (287,018)      (213,341)

Interest Expense ........................        89,749         30,275        119,155         46,275
                                             ----------     ----------     ----------     ----------
Other Expense ...........................             0              0              0        (96,645)
                                             ----------     ----------     ----------     ----------
     Pre-Tax Income (Loss) ..............      (421,474)       (53,574)      (406,173)      (162,971)
                                             ----------     ----------     ----------     ----------
Income Taxes ............................             0        (21,315)             0        (21,315)
                                             ----------     ----------     ----------     ----------
Extraordinary Item(s) ...................             0        (41,378)             0        (41,378)
     Net income (loss) ..................      (421,474)         9,119       (406,173)       100,278)
                                             ----------     ----------     ----------     ----------
Earnings (loss) per share ...............   $     (0.03)  $       0.00   $      (0.03) $       (0.01)
                                             ==========     ==========     ==========     ==========
Weighted average shares
outstanding .............................    16,063,402     11,145,132     16,063,402      6,802,612
                                             ==========    ===========   ============     ==========


PART I.   Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

(1)      Overview

         Grafix Corporation d/b/a Carrera Golf (the "Company") is a Delaware corporation that owns a license (the "Carrera License") to manufacture, sell and distribute golf products (golf clubs, bags, accessories and apparel) under the Carrera brand name worldwide. The Company originally obtained a Carrera license by purchasing the assets of Sports Equipment Technology Company ("SETCO") in January, 1996. This transaction was accounted for as a merger, and is more fully discussed in the Company' Form 10-KSB for the fiscal year ended September 30, 1996, and the notes to the financial statements filed therewith. The financial statements filed as a part of the Company's Report on Form 10-QSB for the quarter ended December 31, 1995 have been adjusted to reflect the SETCO merger. All references to the Company's past activities include the activities of SETCO.

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

         The Company was in the product research and development stage until approximately July, 1996. In early 1996, the Company successfully consummated a distributorship agreement with Citizen Trading Group, Tokyo, Japan ("Citizen"), for distribution of all Carrera Golf products in Japan. Citizen placed its first order with the Company in July, 1996. As of December 31, 1997, Citizen was the Company's primary customer, accounting for over 90 percent of the Company's sales.

         On April 6, 1998, the Board of Directors elected Mr. Monte Ahuja as Chairman, and named Kent D. Krausman president and CEO of the Company. On July 30, 1998, the Company effected a reincorporation in Delaware by merging with Grafix Corporation. The Company's Board of Directors and shareholders approved a 1:3 reverse split of the Company's issued and outstanding common stock effective August 1, 1998. On August 10, 1998, the Company filed a Report on Form 8-K detailing the corporate changes referenced above. That Report is incorporated herein by reference.

(2)      Results of Operations

         The Company has successfully designed and developed golf clubs, bags, accessories and apparel for sale under the Carrera brand name. The Company's primary customer is Citizen; however, management has developed a marketing plan for 1998 and beyond that contemplates sales in Asia, Europe, and the United States. The Company's marketing plan is dependent upon continuing the relationship with Citizen, and upon obtaining other sources of financing. The Company has established assembly and other operations in Denver, Colorado, and has realized initial sales in the United States as of the date of this report.

         Second Quarter 1998 (Ended March 31, 1998) Compared to Second Quarter 1997

         Sales

         The Company reported net sales of $ (9,399) for the quarter ended March 31, 1998, compared with sales of $ 435,886 for the same period the prior year. Management attributes this decrease to the Asian economic recession which began in late 1997, and is ongoing. Virtually all golf equipment companies that realize sales in Asia have reported significant sales declines as a result of the Asian recession. The Company is particularly susceptible to this economic downturn, as Citizen accounts for over 90 percent of the Company's sales. Management previously adopted a diversification strategy so that the Company would not be as dependent on Citizen. Management continues to implement that strategy, which includes but is not limited to introduction of products in Canada, the U.S., Europe, and South/Central America, as well as development and introduction of the Company's line of apparel.

         Costs and Expenses

         The Company reported selling, general, and administrative expenses of $ 313,386 for the second fiscal quarter of 1998, an increase of $ 108,392 (52.9%) from the same period the prior year. Principal expenditure increases included advertising, travel, salaries, professional fees, and research and development, as the Company geared up to introduce its products in other markets. The Company also paid interest expenses of $ 89,749 for the quarter ended March 31, 1998, compared with interest expenses of $ 30,275 for the same period the prior year.

         Net Loss

         The Company reported a net loss of $ (421,474), or $ (.03) per share, for the quarter ended March 31, 1998, compared with a net profit of $ 9,119 for the same period the prior year. Management attributes the net loss directly to the Asian economic recession, which accounted for no sales to Citizen during the quarter.

         Financial Condition, Liquidity and Capital Resources

         At March 31, 1998, the Company had over $1.6 million in cash, accounts receivable, and inventory (at cost). The Company also reported over $
         2.2 million in short-term notes payable. Assuming normal collection of accounts receivable and inventory replacement, the Company can, for the short term, continue to service its debt. There is no assurance that Citizen will begin to make orders of the Company's products, or that the Asian economic crisis will improve in the immediate future. Mr. Ahuja, the Company's Chairman, has provided much of the Company's operating capital (or guarantees for loans for working capital). The Company is continuing its efforts to raise financing from other sources; however, there is no guarantee that such efforts will be successful. It is unlikely that the Company will survive in the long term if Citizen does not reestablish orders, and/or if the Company's financing efforts are unsuccessful.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On or about December 9, 1997, Mr. Ron Karani, the Company's former president, filed a civil action against Mr. Ahuja and the Company, relating to Mr. Karani's termination in July, 1997. Mr. Karani alleges breach of contract, promissory estoppel, conversion, breach of implied covenant of good faith and fair dealing, wrongful discharge, tortious interference with a contractual relationship, and conspiracy against the Company and Mr. Ahuja. It is unclear from Mr. Karani's Complaint whether he is alleging all of his claims against the Company; however, the Company has filed an Answer and Counterclaims in the case, and believes any claims made by Mr. Karani against the Company are without merit. The Company intends to vigorously defend this case, and to vigorously pursue its counterclaims against Mr. Karani.

Item 2.   Changes in Securities

     The Company's Board of Directors and shareholders approved a 1:3 reverse split of the Company's issued and outstanding common stock, effective August 1, 1998.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     On July 15, 1998, a shareholders owning a majority of the then-issued and outstanding common stock of the Company voted to approve a 1:3 reverse split of the Company's issued and outstanding common stock, effective August 1, 1998.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K on August 10, 1998, reporting the 1:3 reverse split of the Company's issued and outstanding common stock, reincorporation of the Company in Delaware, change of the Company's name to Grafix Corporation, and naming of new officer and directors (Item 5).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GRAFIX  CORPORATION



August 11, 1998             By: /S/ KENT D. KRAUSMAN
                                ------------------------------------------------
                                Kent D. Krausman, President, CEO, Treasurer, and Chief Financial Officer