Form 10QSB
period 1998-06-30
GRAFIX CORP
filed 1998-08-18
CIK 798740

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended:             June 30, 1998

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

16,063,420 common shares were outstanding as of June 30, 1998.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                      Grafix Corporation D/B/A Carrera Golf
                                  Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS

                                                                                     June 30, 1998
                                                                                     -------------
CURRENT ASSETS
     Cash ........................................................................   $     71,508
     Accounts Receivable .........................................................        192,792
     Due from Employees ..........................................................          4,900
     Inventory ...................................................................      1,366,507
     Misc. Costs Applied .........................................................              0
                                                                                     ------------
          Total Current Assets ...................................................      1,635,707
                                                                                     ------------
PROPERTY AND EQUIPMENT, at cost, net of  accumulated depreciation of
$3,971 ................................................................... .......   $     11,513
TRADE NAME LICENSE, at cost, net of accumulated amortization of $15,789 ..........   $    184,211
TOTAL ASSETS .....................................................................   $  1,831,431
                                                                                     ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable - current portion .............................................   $    500,000
     Note payable - LOC Huntington Bank ..........................................      1,350,000
     Note payable - related party short term .....................................        544,000
     Accounts payable and accrued expenses .......................................        380,703
     Payroll taxes payable .......................................................         10,750
     Provision for sales returns .................................................        256,986
                                                                                     ------------
          Total Current Liabilities ..............................................      3,042,439
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized, 16,063,420 shares
          issued and outstanding .................................................         16,063
     Paid-In Capital .............................................................     11,155,930
     Accumulated Deficit .........................................................    (11,777,317)
     Current Deficit .............................................................       (605,684)
          Total Shareholders' Deficit ............................................     (1,211,008)
                                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................................   $  1,831,431
                                                                                     ============

                               Grafix Corporation
                               D/B/A Carrera Golf
                             Statement of Operations
           For the Three and Nine Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                  Three months ended               Nine months ended
                                                       June 30,                         June 30,

                                                 1998            1997            1998            1997
                                                 ----            ----            ----            ----

Sales .................................     $  350,626     $   644,476     $ 1,440,838     $ 1,871,965
Sales Discounts .......................          1,070               0          42,592               0
                                            ----------      ----------      ----------      ----------
Net Sales .............................        349,556         644,476       1,398,246       1,871,965
                                            ----------      ----------      ----------      ----------
Cost of Goods .........................        220,144         457,716         912,642       1,159,917
                                            ----------      ----------      ----------      ----------
Gross Margin ..........................        129,412         186,760         485,604         712,048
                                            ----------      ----------      ----------      ----------
Selling, General and Administrative
   Expenses ...........................        310,966         252,965         954,066         991,594
                                            ----------      ----------      ----------      ----------
Income (loss) from Operations .........       (181,554)        (66,205)       (468,462)       (279,546)
Interest Expense ......................         18,067          12,144         137,221          46,275
                                            ----------      ----------      ----------      ----------
Other Expense .........................              0               0               0         (96,645)
                                            ----------      ----------      ----------      ----------
     Pre-Tax Income (Loss) ............       (199,620)        (78,349)       (605,684)       (229,176)
                                            ----------      ----------      ----------      ----------
Income Taxes ..........................              0               0               0          21,315
                                            ----------      ----------      ----------      ----------
Extraordinary Item(s) .................              0               0               0         (41,378)
     Net income (loss) ................       (199,620)        (78,349)       (605,684)       (209,113)
                                            ----------      ----------      ----------      ----------
Earnings (loss) per share .............     $    (0.01)    $     (0.01)    $     (0.04)    $     (0.02)
                                            ==========      ==========      ==========      ==========
Weighted average shares
outstanding ...........................     16,063,402      11,604,873      16,063,402      11,604,873
                                            ==========      ==========      ==========      ==========

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

         Third Quarter 1998 (Ended June 30, 1998) Compared to Third Quarter 1997

         Sales

         The Company reported net sales of $ 349,556 for the quarter ended June 30, 1998, compared with sales of $ 644,476 for the same period the prior year. Management attributes this decrease to the Asian economic recession which began in late 1997, and is ongoing. Virtually all golf equipment companies that realize sales in Asia have reported significant sales declines as a result of the Asian recession. The Company is particularly susceptible to this economic downturn, as Citizen accounts for over 90 percent of the Company's sales. Management previously adopted a diversification strategy so that the Company would not be as dependent on Citizen. Management continues to implement that strategy, which includes but is not limited to introduction of products in Canada, the U.S., Europe, and South/Central America, as well as development and introduction of the Company's line of apparel.

         Costs and Expenses

         The Company reported selling, general, and administrative expenses of $ 310,966 for the third fiscal quarter of 1998, an increase of $ 58,001 (22.9%) from the same period the prior year. Principal expenditure increases included advertising, travel, salaries, professional fees, and research and development, as the Company geared up to introduce its products in other markets. The Company also paid interest expenses of $ 18,067 for the quarter ended June 30, 1998, compared with interest expenses of $ 12,144 for the same period the prior year.

         Net Loss

         The Company reported a net loss of $ (199,620), or $ (.01) per share, for the quarter ended June 30, 1998, compared with a net loss of $ (78,349) for the same period the prior year. Management attributes the net loss directly to the Asian economic recession, which accounted for decreased sales to Citizen during the quarter.

         Financial Condition, Liquidity and Capital Resources

         At June 30, 1998, the Company reported approximately $1.6 million in cash, accounts receivable, and inventory (at cost). The Company also reported over $ 2.3 million in short-term notes payable. Assuming normal collection of accounts receivable and inventory replacement, the Company can, for the short term, continue to service its debt. Although Citizen has made orders for June, July, August, and September, 1998, there is no assurance that Citizen will continue to make orders or increase orders of the Company's products, or that the Asian economic crisis will improve in the immediate future. Mr. Ahuja, the Company's Chairman, has provided much of the Company's operating capital (or guarantees for loans for working capital). The Company is continuing its efforts to raise financing from other sources; however, there is no guarantee that such efforts will be successful. It is unlikely that the Company will survive in the long term if Citizen does not establish a consistent pattern of monthly orders, and/or if the Company's financing efforts are unsuccessful.

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

                            GRAFIX  CORPORATION



August 12, 1998             By: /S/ KENT D. KRAUSMAN
                                ------------------------------------------------
                                Kent D. Krausman, President, CEO, Treasurer, and Chief Financial Officer