Form 10KSB
period 1998-09-30
GARY PLAYER DIRECT INC
filed 1999-10-29
CIK 798740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 1998

                                       OR

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                       Commission File Number 033-07811-NY

                            GARY PLAYER DIRECT, INC.
                          formerly, GRAFIX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                                                             91-1999113
           DELAWARE                                     (FORMERLY, 93-0943925)
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

               710 AEROVISTA, SUITE B, SAN LUIS OBISPO, CALIFORNIA (formerly, 8250 S. AKRON STREET, SUITE 203, ENGLEWOOD, COLORADO 80112)
                    (Address of Principal Executive Offices)

                                      93401
                                   (Zip Code)

                                 (805) 783-1011
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: NONE.

      Securities registered under Section 12(g) of the Exchange Act: NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

The issuer's revenues for its most recent fiscal year ended September 30, 1998 were $1,805,056.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days, was approximately $353,718.75 as of September 30, 1998. The aggregate market value was based upon the mean between the September 30, 1998 closing bid and asked price for the common stock as quoted by the NASD Electronic Bulletin Board.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998, was 338,256 shares of common stock (giving effect to the Company's one-for-three split in July, 1998 (effective August
1998) and one-for-twenty split on or about May 3, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are hereby incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I

         Item  1.  Description of Business                                                                    1
         Item  2.  Description of Property                                                                    6
         Item  3.  Legal Proceedings                                                                          6
         Item  4.  Submission of Matters to a Vote of Security Holders                                        7

PART II

         Item  5.  Market for the Company's Common Equity and Related Stockholder Matters                     7
         Item  6.  Management's Discussion and Analysis or Plan of Operation                                  8
         Item  7.  Financial Statements                                                                      11
         Item  8.  Changes in and Disagreements with Accountants on Accounting                               12
                    and Financial Disclosure

PART III

         Item  9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                                         12
         Item 10.  Executive Compensation                                                                    13
         Item 11.  Security Ownership of Certain Beneficial Owners and Management                            14
         Item 12.  Certain Relationships and Related Transactions                                            15
         Item 13.  Exhibits and Reports on Form 8K                                                           15

FINANCIAL STATEMENTS

         Independent Auditor's Report                                                                       F-1

         Balance Sheet at September 30, 1998                                                                F-2

         Statement of Operations for the Years Ended September 30, 1998 and 1997                            F-3

         Statement of Changes in Stockholders' Equity for the Years Ended September 30, 1998 and 1997       F-4

         Statement of Cash Flows for the Years Ended September 30, 1998 and 1997                            F-5 to F-6

         Notes to Financial Statements                                                                      F-7 to F-16

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTORY STATEMENT

         This report was prepared and filed in October 1999 with respect to the fiscal year ended September 30, 1998, and accordingly this report addresses and reflects not only matters relevant to the reporting period -- i.e. the fiscal year ended September 30, 1998 -- but also certain events and matters during the period October 1, 1998 through and including the date of this report (the "Subsequent Period") which management believes are material and/or useful to the reader's understanding of this report. The events of the Subsequent Period that are addressed herein are included because this report and reports of the Company (as defined below) for the quarters ended December 31, 1998, March 31, 1999, and June 30, 1999 had not been filed with the Securities and Exchange Commission ("Commission") as of the date of this report. The events of the Subsequent Period included a substantial transition in the Company's Board and management and the Company's engagement of new legal counsel and new auditors both in October 1999. Accordingly, the information contained herein is qualified to the extent of the knowledge possessed by the Company's new management team as of the date of this report with respect to the affairs of the Company.

         Also during the Subsequent Period, on March 29, 1999 the Company completed a merger (the "1999 Merger") with Golf One Industries, Inc. ("Golf One"). Pursuant to the terms of the Agreement of Merger, a copy of which was filed with the Commission as an exhibit to a Current Report on Form 8-K dated March 29, 1999 which is incorporated herein by reference, Golf One was merged into the Company. As part of the merger with Golf One, the Company effected a name change to "Gary Player Direct, Inc." In connection with the 1999 Merger, the Company issued 3,642,990 shares of its common stock to Golf One's shareholders and lenders and effectuated a 1:20 reverse stock split of its issued and outstanding common stock. As a result of the 1999 Merger, Golf One's shareholders and lenders acquired 80% of the Company. A copy of the Certificate of Merger filed with the Delaware Secretary of State was filed with the Commission as an exhibit to the aforementioned 8-K report. As a result of the 1999 Merger, substantially all of the operations of the Company relate to the operations of the Gary Player line of branded products and the focus of the Company's activities going forward will be the development of revenue from manufacturing, marketing, licensing and distributing golf equipment and apparel resulting from licenses acquired from The Gary Player Group, Inc. ("GPG"). As a result of a lack of financing affecting the Carrera Golf branded products during the fiscal year end September 30, 1998 and the twelve month period subsequent to the 1999 Merger and a deterioration in relations between the Company and Citizen's Trading Group of Japan, ("Citizen") the Company has recognized very little revenue from the sale of Carrera Golf branded products. The Company is currently reviewing its relationship with Citizen and its licensing arrangement with Carrera Optyl GmbH, a subsidiary or Safilo SpG ("Safilo").

         The 1999 Merger was accounted for as a purchase of the Company by Golf One in a "reverse acquisition" because the existing stockholders of the Company did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal entity is not considered to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (Golf One), including any comparative prior year financial statements presented by the combined entity after the business combination. Accordingly, the past reverse acquisition financial statements of the Company will consist of the comparative historical financial statements of Golf One, the accounting acquirer, with accompanying disclosure concerning the change in capital structure effected at the acquisition date.

         In connection with the 1999 Merger, the Company changed its fiscal year end from September 30th to March 31st, which is the fiscal year end of Golf One.

         As a result of the name change, the Company's Nasdaq trading symbol was also changed, from "CRRA" to "GPLY" to more accurately reflect the Company's name following the merger. During September 1999, the NASD notified the Company's market makers that the Company's shares would no longer be eligible for quotation on the OTC Bulletin Board on or about October 20, 1999 if the Company was not current in its reporting obligations. The Company issued a press release on October 21, 1999 stating that its shares had become ineligible for quotation on the NASD Bulletin Board pending completion and filing of the Commission reports noted above and that the Company intended to file all 1998 reports within one week and the outstanding 1999 reports in November 1999. The financial statements reflecting the 1999 Merger which were to have been filed with the Commission with a Form 8-K-A report have not been filed as of the date of this report and it is the Company's intention to file such financial statements with the Commission as soon as practicable as part of a report on Form 10-KSB for the twelve months ended March 31, 1999.

         In addition, other material developments during the Subsequent Period included the following:

         1. The Company's financial statements filed herewith for the year ended September 30, 1998 reflect discontinued operations of the primary business activities at September 30, 1998. The Company shows liabilities in excess of realizable value of assets of $4,287,603 at September 30, 1998. Subsequent to September 30, 1998, the Company's management sought to obtain additional financing and or merger candidates to improve its liquidity and financial viability.

         2. Golf One Industries is in the business of manufacturing and selling golf equipment under the license names Gary Player and Black Knight. The Company had sustained substantial losses from operations through the date of the 1999 Merger. The merged entity resulting from the 1999 Merger, Gary Player Direct, Inc., has continued to sustain substantial operating losses through September 30, 1999 and through the date of this report.

         3. Subsequent to March 29, 1999, the Company has entered into several financing agreements, including debt and equity issuances, to provide liquidity and maintain operations. In spite of these capital raising activities, the Company has substantial liabilities at September 30, 1999 and through the date of this report including, unpaid federal and state payroll taxes in excess of $1,000,000, customer refund liability in excess of $1,000,000, and significant litigation pending with respect to deficient obligations arising as a result of the Company's working capital deficit.

         4. During September 1999, the NASD notified the Company's market makers that the Company's shares would no longer be eligible for quotation on the NASD Bulletin Board on or about October 20, 1999 if the Company was not current in its reporting obligations. The Company issued a press release on October 21, 1999 stating that its shares had become ineligible for quotation on the NASD Bulletin Board pending completion and filing of the Commission reports noted above and that the Company intended to file all 1998 reports within one week and the outstanding 1999 reports in November 1999.

         5. Effective October 14, 1999 the Company entered into a Succession Plan and Agreement (the "Succession Plan and Agreement") pursuant to which the existing Board of Directors and senior management of the Company were replaced with new directors and senior management. Additional information regarding the Succession Plan and Agreement is contained in a press release issued by the Company on October 19, 1999 which was filed as an exhibit to a Current Report on Form 8-K filed October 25, 1999. The Succession Plan and Agreement was filed with the Commission as an exhibit to the aforementioned 8-K report.

         As of October 1999 and following the implementation of the Succession Plan and Agreement, the Company and the new Board and management team have adopted immediate near-term and long-term business strategies. The immediate strategies address the following objectives:

         1. Bring the Company current in its Securities and Exchange Commission reporting obligations;

         2. Restructure existing obligations with creditors and taxing authorities;

         3. Access additional capital through available equity sources;

         4. Modify business operations to attain profitability; and

         5. Complete the acquisition of the assets of the Gary Player Golf Equipment Division of GPG. There can be no assurance that the Company will be successful in achieving any of the above-stated objectives.

         The near term business strategy is to fully capitalize on the rights received by the license agreement to use the Gary Player brand name. The most successful international golfer of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. The Company believes that completing the acquisition of the Gary Player Golf Equipment Division will allow it to market and sell an expanded array of golf equipment and accessories worldwide. The assets of the golf equipment operations of GPG include principally two licenses which together give the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player, the professional golfer, and ancillary marks, including Black Knight(tm) and the Knight's Head Logo, in connection with the manufacture, marketing and distribution of golf clubs, accessories and apparel for an annual license fee and a royalty payable based on net receipts. As part of the Player acquisition, the Company will also acquire existing sub-licenses based on the Player licenses, certain inventory and accounts receivable.

         The Company plans to expand its Internet sales strategy over the coming months, creating strategic alliances to further market the Company's products. Additionally, it is the Company's objective to increase direct response, television marketing through utilization of an infomercial featuring Mr. Player and the continued telemarketing activities that have been the primary source of revenue to date. Over the longer term, the Company looks to engage in strategic acquisitions of golf related businesses that complement or diversify the Company's existing product mix and possibly enter into sub-license agreements with third parties. There can be no assurance that the Company will be successful in achieving any, or all, of the above-stated objectives.

         On July 30, 1998, the Company reincorporated in Delaware pursuant to a merger agreement by which Grafix Time Corporation, a New York corporation, merged with and into Grafix Corporation, a Delaware corporation (the "1998 Merger"). A Certificate of Merger was filed with the Delaware Secretary of State. As a result of the 1998 Merger, the Company has a new Certificate of Incorporation and adopted new By-laws under the Delaware General Business laws, a copy of which documents were filed as exhibits to the Current Report on Form 8-K filed with the Commission on August 7, 1998 and which exhibits are hereby incorporated by reference. The Certificate of Incorporation and Bylaws of the Company resulting from the 1998 Merger continue to be the Certificate of Incorporation and Bylaws of the Company after the 1999 Merger.

         The Company implemented a one-for-three stock split in July 1998 and a one-for-twenty stock split in May 1999. Unless otherwise indicated, all references to the Company's common stock in this report give effect to both of these stock splits.

OVERVIEW AND RECENT DEVELOPMENTS

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

         During June, 1995, the Company negotiated an Asset Purchase Agreement ("APA") with Sports Equipment Technology Company, Inc., a privately-held Colorado corporation doing business as Carrera (R) Golf ("SETCO"), whereby the Company would purchase the assets and assume the liabilities of SETCO, subject to approval of the terms of the APA by the shareholders of the Company and SETCO. The terms of the APA were approved by the shareholders of the Company on August 25, 1995, and by the shareholders of SETCO on January 2, 1996, at which date the merger of the Company and SETCO was deemed effective. The Company has successfully negotiated settlement of all liabilities, including those acquired by virtue of the APA with SETCO.

         The Company's operations and sales of golf apparel and golf-related equipment commenced in January, 1996. During the fiscal year ended September 30, 1996, the Company obtained additional financing that was used to develop the Carrera Golf product lines. In addition, the Company finalized an exclusive distribution agreement with Citizen Trading Group of Japan ("Citizen"), and obtained its first orders for golf products from Citizen. Citizen is one of the largest trading companies in the world and the Company essentially served as Citizen's "in-house" golf apparel and equipment supplier. Citizen's parent company, Citizen Watch Co., Ltd. ("Citizen Watch") is one of the largest watch companies in the world and, more importantly, has the most technologically advanced liquid metal plating plant in the world. Citizen Watch owns the patent to the DLC and CNG-14 plating processes used exclusively by the Company. The Company utilized Citizen's distribution networks, Citizen Watch's patented liquid metal processes, and benefits throughout Asia and the rest of the world by association with the Citizen name through the fiscal year ended September 30, 1998. During the fiscal year ended September 30, 1997 and through the Company's fiscal year ended September 30, 1998, the Company expanded its line of golf products, entered into new distribution agreements with distributors in Asia, and continued to supply golf clubs, bags, and accessories to Citizen.

         As of December 31, 1997, Citizen was the Company's primary customer, accounting for over 90 percent of the Company's sales. In October, 1998, Citizen withheld payment for a substantial order, citing concerns about the ability of the Company to continue operations. Citizen also claimed an offset for certain returned goods from 1996. The Company protested this action by Citizen. The Company has reflected the effect of Citizen's claim in the calculation of loss from discontinuance of operations in the Company's September 30, 1998 audited financial statements. As the result of this change in the Company's relationship with Citizen, the Company is not dependent on any one customer or group of major customers.

         Citizen's unilateral withholding of certain payments caused a major disruption in the relationship with Citizen. Management had developed a marketing plan for 1998 and beyond that contemplated sales in Asia, Europe, and the United States; however, Citizen's unilateral withholding of significant amounts payable to the Company has resulted in the Company being unable to implement this plan. The Company's marketing plan at September 30, 1998 was dependent upon continuing the relationship with Citizen, and upon obtaining other sources of financing. The Company had established assembly and other operations in Denver, Colorado, and has realized only minor initial sales activity in the United States.

PRODUCTS AND MARKET DISTRIBUTION

         During the fiscal year ended September 30, 1998, the Company designed, developed, assembled and distributed high-quality golf products, golf clothing and golf accessories worldwide utilizing the Carrera (R) trademark and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmbH, a subsidiary of Safilo SpG ("Safilo"), owner of the "Carrera" brand name. See the description of such agreement under "Intellectual Property" below. Due to the changes previously described in the Citizens relationship and the working capital deficit facing the Company, operations ceased during September 1998.

         For the fiscal year ended September 30, 1997, the Company spent $46,550 on research and development. For the fiscal year ended September 30, 1998, the Company spent $91,101 for research and development on the Carrera product lines.


INTELLECTUAL PROPERTY

         By virtue of the Company's January 1997 licensing agreement with Carrera Optyl Marketing GmbH, the Company acquired the exclusive, long-term license to use the Carrera(R) name on its golf products. This licensing agreement runs through December 31, 2001, with automatic renewal for an additional five-year period, unless terminated earlier by the terms of the agreement. Under this agreement, the Company is obligated to pay royalties each year, which includes a minimum annual licensing fee. Any loss of this agreement could negatively impact the Company's sales and income to the extent the Company elects to continue to market the Carrera product line. In October 1999 the Company received written notice of Carrera's claim for unpaid royalties due at that time in the asserted amount of $532,000. The claim included reference to an August 1999 termination of the Carrera license agreement. The Company's new management team and Board are evaluating the Carrera license agreement, the product line, and the royalty claim and related matters and are developing the Company's position regarding these matters as of the date of filing of this report.

         A Direct Marketing Agreement between Golf One and Gary Player Golf Equipment, Inc. grants the Company the exclusive right to use the Gary Player name in connection with the sale of golf clubs (and distribution of accessories on a promotional basis) through direct marketing channels in the United States and Canada. The royalty payable by the Company is 7% of the first $5,000,000 in sales and 6% of the sales over $5,000,000.


BUSINESS STRATEGY

         The Company's business strategy as of September 30, 1998 was to attempt to resolve its issues with Citizen, identify alternative sources of financing to address the Company's liquidity issues and identify a potential merger candidate to provide liquidity and diversified operations.

         On March 29, 1999 the Company (then known as Grafix Corporation) completed a merger (the "1999 Merger") with Golf One Industries, Inc. ("Golf One"). Pursuant to the terms of the Agreement of Merger, the Company issued 72,859,800 shares of its common stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the 1999 Merger with Golf One, the Company effected a one-for-twenty reverse split of its issued and outstanding common stock, Golf One was merged into the Company, and the Company effected a name change to "Gary Player Direct, Inc."

         As of October 1999 and following the implementation of the Succession Plan and Agreement, the Company and the new Board and management team have adopted immediate near-term and long-term business strategies. The immediate strategies address the following objectives:

         1. Bring the Company current in its Securities and Exchange Commission reporting obligations;

         2. Restructure existing obligations with creditors and taxing authorities;

         3. Access additional capital through available equity sources;

         4. Modify business operations to attain profitability; and

         5. Complete the acquisition of the assets of the Gary Player Golf Equipment Division of GPG. There can be no assurance that the Company will be successful in achieving any of the above-stated objectives.

         The near term business strategy is to fully capitalize on the rights received by license agreement to use the Gary Player brand name. The most successful international golfer of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. The Company believes that completing the acquisition of the Gary Player Golf Equipment Division will allow it to market and sell an expanded array of golf equipment and accessories worldwide. The assets of the golf equipment operations of GPG include principally two licenses which together give the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player, the professional golfer, and ancillary marks, including Black Knight(tm) and the Knight's Head Logo, in connection with the manufacture, marketing and distribution of golf clubs, accessories and apparel for an annual license fee and a royalty payable based on net receipts. As part of the Player acquisition, the Company will also acquire existing sub-licenses based on the Player licenses, certain inventory and accounts receivable.

         The Company plans to expand its Internet sales strategy over the coming months, creating strategic alliances to further market the Company's products. Additionally, it is the Company's objective to increase direct response, television marketing through utilization of an infomercial featuring Mr. Player and the continued telemarketing activities that have been the primary source of revenue to date. Over the longer term, the Company looks to engage in strategic acquisitions of golf related businesses that compliment or diversify the Company's existing product mix and possibly enter into sub-license agreements with third parties. There can be no assurance that the Company will be successful in achieving any, or all, of the above-stated objectives.


COMPETITION

         The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. With respect to metal woods, the Company's major domestic competitors are Callaway, Taylor Made, Titleist, Cobra and Ping. In 1998, Orlimar and Adams emerged as new competitors. With respect to irons, the Company's major domestic competitors are Callaway, Titleist, Cobra, Taylor Made, and Ping. For wedges, the Company's major domestic competitors are Ping, Cleveland, and Titleist. New product introduction and/or price reductions by competitors continue to generate increased market competition and the Company believes that such competition has caused it to lose some unit market shares and has negatively affected sales. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales.

         A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers also may be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's golf clubs will maintain market acceptance.

         As a result of the recent change of the Board of Directors and the management of the Company, the Company is evaluating its license agreement between the Company and Carrera Optyl Marketing GmbH as well as the Company's Distributorship Agreement with Citizens. The Company anticipates that within the next 90 days it will decide whether to continue to go forward with the Carrera line of branded golf products.

RAW MATERIALS

         The Company uses several suppliers for its raw materials and product components located worldwide including: Eton, U.S. Technologies, Fu-Sheng Industries, Far East Materials Corporation, Chun-Shin Corporation, and Citizen Trading Group of Japan. The Company does not anticipate any shortages and is relatively certain that it would be able to find other suppliers in that event.

EMPLOYEES

         The Company had two full-time employees and several other part-time employees at the Company's location in Colorado as of September 30, 1998.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

         The Company's direct marketing operations are subject to numerous Federal and State regulations, as well as general public scrutiny. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers to between 8:00 a.m. and 9:00 p.m., and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and the Federal Trade Commission ("FTC") regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and State Attorneys General have authority to prevent telemarketing activities that constitute "unfair or deceptive acts or practices." Additionally, some States have enacted laws and others are considering enacting laws targeted directly at telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. The infomercial industry is also regulated by the FTC, as well as by the Consumer Product Safety Commission, the Federal Communications Commission, various States' Attorneys General and other state and local consumer protection agencies. The Company's marketing activities and/or products may become subject to the scrutiny of each of these regulatory agencies. Compliance with regulations promulgated by these agencies is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. Noncompliance by the Company with any rules and regulations enforced by the Federal or State consumer protection authorities may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

         As of September 30, 1999 the Company's offices are located at 710 Aerovista, San Luis Obispo, California. A subsidiary of the Company has entered into a lease with respect to this location for approximately 2,660 square feet. This lease commenced on November 1, 1995 on a month to month rental basis with a base rent of approximately $24,000 per year. The Company believes that this San Luis Obispo facility will be suitable for the Company's currently planned operations. The Company believes that its properties and assets at this facility are adequately covered by appropriate insurance.

         Prior to locating its operations in San Luis Obispo, California, the Company was located in Santa Maria, California and prior to that in Englewood, Colorado (commencing April 6, 1998 as reported in an 8-K report dated August 7,
1998) and prior thereto in Fort Worth, Texas.

         As of September 30, 1998, the Company leased a 2,500 square foot office/warehouse at 8250 S. Akron Street, Suite 203, Englewood, Colorado 80112. Subsequent to September 30, 1998 the Englewood space was vacated by the Company and the landlord of the Englewood facility has commenced a lawsuit against the Company relative to this lease. See "Legal Proceedings". In addition as of September 30, 1998, the Company also rented an office from Alpha Company, Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

         The Company has been notified of a claim under the license agreement between the Company and Carrera

Optyl Marketing GmbH ("Carrera"). The claim is for payment of royalties asserted by Carrera, the licensor. The Company intends to seek a mutually satisfactory resolution of this matter with the licensor.

         On or about December 21, 1998, a lawsuit was commenced in the District Court of Arapahoe County, Colorado by the Company's landlord to recover amounts allegedly due under the Company's lease of office space in Englewood, Colorado. The suit alleges breach of the lease and seeks monetary damages. The Company's new Board and management team are evaluating the Englewood lease and this action to determine the Company's position as of the date of filing this report.

         On or about December 9, 1997, a lawsuit was commenced against the Company and a former director in District Court in Cleveland, Ohio by the Company's former president, Ron Karani, in an action against the Company and a former director of the Company, relating to the termination of Mr. Karani's employment in July, 1997. The suit alleged breach of contract, wrongful discharge and other claims, against the Company and the former director of the Company. This lawsuit was pending as of September 30, 1998 but was subsequently fully settled without cost to the Company and dismissed with prejudice.

         In September 1997 a lawsuit was commenced in the County Court of Tarrant County, Texas by J. Russell Walker, the Company's former vice president. The suit seeks monetary damages related to an alleged breach of a 1996 employment agreement and other damages. The Company is currently negotiating a settlement of this matter.

On or about January 29, 1999 a lawsuit was commenced in District Court, City and County of Denver, Colorado by Patrick Burke. The suit alleges breach of contract and seeks monetary damages and the issuance of shares of the Company's common stock in connection with a 1994 independent contractor agreement. The Company's new Board and management team are evaluating such agreement and this action to determine the Company's position as of the date of filing this report.

         On or about April 20, 1999, a lawsuit was commenced in the District Court, County of Arapahoe, Colorado by General Motors Acceptance Corporation. The Company and Kent Krausman were named as defendants in this action. This action arises from an alleged breach of a lease agreement between the Company and GMAC. The action essentially seeks repossession of a 1999 GMC Suburban as well as damages and costs in connection with the action. The Company intends to settle this matter within the next thirty to sixty days.

         The estimated financial effects of these items are included in the Audited Financial Statements at September 30, 1998 included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 15, 1998, shareholders owning a majority of the then-issued and outstanding common stock of the Company voted to approve (12,000,000 shares "For" and no shares "Against") a 1:3 reverse split of the Company's issued and outstanding common stock, effective August 1, 1998. The approval was reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1998, which Form 8-K is hereby incorporated by reference.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The Company's common stock was traded only in the over-the-counter markets, and "bid" and "asked" price quotations of dealers who make a market in the common stock were quoted on the NASD Electronic Bulletin Board as of September 30, 1998. The Company's common stock was traded under the symbol "GFIX" through August 6, 1998 at which time it began to trade under "CRRAD" until September 8, 1998, after which time it has been traded under the symbol "CRRA." The following table sets forth certain information with respect to the high and low bid prices for the Company's common stock for each of the quarters within the two years ended September 30, 1998. The source of the high and low bid information is an internet stock quotation service located at http:\\www.tscn.com. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

         Following the Merger with Golf One Industries and Grafix Corporation the Company's name was changed to Gary Player Direct, Inc. and its symbol was changed to GPLY. In September, 1999 an "E" was added to the symbol to indicate that the NASD had notified the Company's market makers that the Company shares would no longer be eligible for quotation on the NASD Bulletin Board on about October 21, 1999 if the Company was not current in its reporting obligations with the Commission. On October 21, 1999 the Company's shares were not eligible to be reported by market makers on the NASD Bulletin Board. The Company's securities are now traded in the over-the-counter market and accordingly the symbol was changed back to GPLY. Last trade information may be obtained for the Company's stock at websites such as http:\\www.bloomberg.com and trading information for the Company's common stock may be available at http:\\www.nqb.com although it may be necessary to become a subscriber of the National Quotation Bureau to obtain this information. The Company implemented a one-for-three stock split in July 1998, effective August, 1998 and a one-for-twenty stock split in May 1999. Unless otherwise indicated, all references to the Company's common stock in this report give effect to both of these stock splits.

                                                 Prices for Common Stock
                                                (adjusted to reflect both
                                                stock splits noted above)
                                                -------------------------
                                                   High            Low
                                                ----------      ---------
1998
Quarter Ended September 30, 1998                  $20.000        $2.000
Quarter Ended June 30, 1998                       $ 8.740        $3.120
Quarter Ended March 31, 1998                      $ 9.360        $3.120
Quarter Ended December 31, 1997                   $15.000        $2.500

1997
Quarter Ended September 30, 1997                  $25.000        $2.500
Quarter Ended June 30, 1997                       $12.500        $3.740
Quarter Ended March 31, 1997                      $18.740        $2.500
Quarter Ended December 31, 1996                   $50.000        $2.500

         As of September 30, 1998, there were approximately 358 holders of record of the Company's common stock and no holders of record of the Company's preferred shares.

         Pursuant to a review of the transfer agent's records by the Company's new management team, it was determined that there were several issuances and sales of the Company's equity securities by the Company during the year ended September 30, 1998 that were not registered under the Securities Act of 1933, as amended.

         In July 1998, the Company issued an aggregate of 34,048 shares of its common stock, of which 1767 shares were issued to a director and officer of the Company for services rendered, 833 shares were issued to an employee of the Company and 31,448 shares were issued to other third parties.

         In September 1998, the Company issued an aggregate of 9143 shares of its common stock, of which 5726 were issued to a director and officer of the Company for services rendered, 1750 shares were issued to an employee of the Company for services rendered and 1667 shares were issued to other third parties.

         In October 1998, the Company issued an aggregate of 15,925 shares of its common stock, of which 2711 shares were issued to a director and officer of the Company for services rendered and 13,214 shares were issued to other third parties.

         There were no underwriters involved in any of the transactions described above. The sales and issuances of common stock described above were deemed to be exempt from registration under the Securities Act pursuant to
Section 4(2) thereof based on the investor's suitability and/or representations furnished by the securityholders.

DIVIDEND POLICY

         The Company has not paid cash dividends on its common stock since it declared a forty percent (40%) stock dividend on November 28, 1995 and does not presently anticipate paying any further cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in the business of the Company for an indefinite period. Payments of dividends in the future, if any, will depend, among other things, on the Company's ability to generate earnings, its need for capital, and its financial condition. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

         At September 30, 1998, and due primarily to the Asian recession and the Citizen situation, the Company encountered significant liquidity problems. The Company did not have sufficient revenues to service its debt and other obligations. On February 11, 1999, the Company completed a debt restructuring with Monte Ahuja, a former director of the Company, whereby approximately $2.8 million of the Company's debt was retired (such debt had been incurred by the Company with Mr. Ahuja, a corporation affiliated with Mr. Ahuja (Transtar Industries, Inc.), and Huntington Bank). The Company entered into a new 2-year promissory note with Mr. Ahuja, in the principal amount of $650,000. This new note is secured by the receivables and inventory of the Company. Interest accrues on the new note for the 2-year period, and the entire note, with accrued interest, is due on February 11, 2001. See Note 10 to the financial statements.

         On March 29, 1999 the Company (then known as Grafix Corporation) completed a merger (the "1999 Merger") with Golf One Industries, Inc. ("Golf One"). Pursuant to the terms of the Agreement of Merger, the Company issued 3,642,990 shares (gives effect to the Company's one-for-twenty split on or about May 3, 1999) of its common stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the 1999 Merger with Golf One, the Company effected a one-for-twenty reverse split of its issued and outstanding common stock, Golf One was merged into the Company, and the Company effected a name change to "Gary Player Direct, Inc."

         As of October 1999 and following the implementation of the Succession Plan and Agreement, the Company and the new Board and management team have adopted immediate near-term and long-term business strategies. The immediate strategies address the following objectives:

         1. Bring the Company current in its Securities and Exchange Commission reporting obligations;

         2. Restructure existing obligations with creditors and taxing authorities;

         3. Access additional capital through available equity sources;

         4. Modify business operations to attain profitability; and

         5. Complete the acquisition of the assets of the Gary Player Golf Equipment Division of GPG. There can be no assurance that the Company will be successful in achieving any of the above-stated objectives.

         The near term business strategy is to fully capitalize on the rights received by license agreement to use the Gary Player brand name. The most successful international golfer of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. The Company believes that completing the acquisition of the Gary Player Golf Equipment Division will allow it to market and sell an expanded array of golf equipment and accessories worldwide. The assets of the golf equipment operations of GPG include principally two licenses which together give the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player, the professional golfer, and ancillary marks, including Black Knight(tm) and the Gary Player logo, in connection with the manufacture, marketing and distribution of golf clubs, accessories and apparel for an annual license fee and a royalty payable based on net receipts. As part of the Player acquisition, the Company will also acquire existing sub-licenses based on the Player licenses, certain inventory and accounts receivable.

         The Company plans to expand its Internet sales strategy over the coming months, creating strategic alliances to further market the Company's products. Additionally, it is the Company's objective to increase direct response, television marketing through utilization of an infomercial featuring Mr. Player and limited telemarketing activities that have been the primary source of revenue to date. Over the longer term, the Company looks to engage in strategic acquisitions of golf related businesses that complement or diversify the Company's existing product mix and possibly enter into sub-license agreements with third parties. There can be no assurance that the Company will be successful in achieving any, or all, of the above-stated objectives.


RESULTS OF OPERATIONS

         During September 1998, the Company discontinued the operation of its Carrera Golf operations due to its inability to generate profit from the operations and the absence of adequate financing to continue the operation. The net liability of the Carrera Golf operations as of September 30, 1998 consisted of the following:

                  Accounts receivable                         $  201,794
                  Inventory                                      653,885
                  Property & equipment                            33,371
                  License rights                                 184,211
                  Accounts payable                              (819,523)
                  Accrued expenses                              (789,396)
                  Provision for loss from
                    discontinuance of operation               (1,054,634)
                                                              -----------
                                                              $1,590,292

         For the two years ended September 30, 1998 the operating results of the Carrera Golf operation were as follows:

                                          1998            1997        % Change
                                      ------------    -----------     --------
                  Revenues            $ 1,805,056     $3,302,881       (54.65%)

                  Cost of sales         1,178,064      2,089,192       (56.39%)

                  Administration        2,921,662      1,188,550       245.82%
                                      ------------    -----------
                  Gain (loss) from
                  Division            $(2,294,670)    $   25,139

PLAN OF OPERATIONS FOR THE COMPANY

         As of October 1999 and following the implementation of the Succession Plan and Agreement, the Company and the new Board and management team have adopted immediate near-term and long-term business strategies. The immediate strategies address the following objectives:

         1. Bring the Company current in its Securities and Exchange Commission reporting obligations;

         2. Restructure existing obligations with creditors and taxing authorities;

         3. Access additional capital through available equity sources;

         4. Modify business operations to attain profitability; and

         5. Complete the acquisition of the assets of the Gary Player Golf Equipment Division of the Gary Player Group. There can be no assurance that the Company will be successful in achieving any of the above-stated objectives.

         Subsequent to the date of the 1999 Merger, the Company has continued to sustain substantial losses and has had substantially reduced sales of its Gary Player branded golf products. As of March 31, 1999, the Company's sales revenues (net of returns and all allowances) for the fiscal year then ended were approximately $5,800,000 resulting in an estimated loss of approximately $12,300,000. In addition, at March 31, 1999 the Company had an estimated working capital deficit of approximately $12,000,000 or total liabilities of approximately $13,000,000 substantially all of which were past due. (All March 31, 1999 results contained herein are unaudited) At March 31, 1999 and continuing to the date of this report the Company was a party to a substantial number of pending and threatened litigation matters, many of which are material. The Company has also received numerous customer complaints relating to non-payment of customer refunds or the failure to receive their purchased goods. The Company was also notified, subsequent to the date of the 1999 Merger, that it was in default of the Direct Marketing Agreement with The Player Group and the Asset Purchase Agreement with the Company and the Player Group. The Company, in connection with the Succession Plan and Agreement, obtained an extension until October 25, 1999 to amend the Direct Marketing Agreement and the Asset Purchase Agreement, such that they would no longer be in default. As of the date of this report, The Player Group has agreed to forebear from exercising any of their remedies provided the closing on the Asset Purchase Agreement occurs within the next forty five (45) days.

         The near term business strategy is to fully capitalize on the rights received by license agreement to use the Gary Player brand name. The most successful international golfer of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. The Company believes that completing the acquisition of the Gary Player Golf Equipment Division will allow it to market and sell an expanded array of golf equipment and accessories worldwide. The assets of the golf equipment operations of The Gary Player Group ("GPG") include principally two licenses which together give the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player, the professional golfer, and ancillary marks, including Black Knight(tm) and the Gary Player logo, in connection with the manufacture, marketing and distribution of golf clubs, accessories and apparel for an annual license fee and a royalty payable based on net receipts. As part of the Player acquisition, the Company will also acquire existing sub-licenses based on the Player licenses, certain inventory and accounts receivable.

         The Company plans to expand its Internet sales strategy over the coming months, creating strategic alliances to further market the Company's products. Additionally, it is the Company's objective to increase direct response, television marketing through utilization of an infomercial featuring Mr. Player and the continued telemarketing activities that have been the primary source of revenue to date. Over the longer term, the Company looks to engage in strategic acquisitions of golf related businesses that complement or diversify the Company's existing product mix and possibly enter into sub-license agreements with third parties.

YEAR 2000

         The Company has reviewed its operations and administrative systems relative to Y2K matters. The Company's review includes a series of initiatives to ensure that all of the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as telecopier machines and security systems ("non-IT systems"). These systems may contain embedded technology, which requires that the Company's review including broad identification, assessment, remediation and testing efforts.

         Based upon its identification and assessment efforts to date, the Company believes that its IT systems will not require replacement or modification. However, in the ordinary course of business, the Company periodically replaces computer equipment and software, and in so doing, seeks to acquire only year 2000 compliant software and hardware. The Company plans to complete its assessment of its non-IT systems during November 1999. The Company presently believes that its planned modifications or replacements of existing IT systems and non-IT systems will be completed on a timely basis so as to avoid any of the potential year 2000-related disruptions or malfunctions of the computer equipment and software it has identified.

         The Company intends to complete its survey of vendors and services providers by November 1999 to determine where external year 2000 compliance or noncompliance might materially affect the Company's operations.

         At this point in the review process, the Company cannot reasonably estimate the cost of achieving year 2000 compliance; however, the Company does not anticipate the cost of implementing its year 2000 efforts to be material. The Company plans to determine the year 2000 readiness of its then key suppliers, identify alternative sources for materials and services in the event that lack of year 2000 compliance is indicated, and make inquires regarding the year 2000 readiness of any potential strategic partners. Management is continuing to examine the year 2000 issues as they potentially impact the Company, and will be developing contingency plans as necessary.


SAFE HARBOR STATEMENT

         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts and are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: economic and competitive conditions in the markets served by the Company affecting the demand for the Company's products, product pricing, market acceptance, access to distribution channels, availability of new financing, ability to cure license defaults, ability to timely file past due SEC reports, and other risks detailed form time-to-time in the Company's Securities and Exchange Commission filings and press releases.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements, as itemized below, appear in a separate section of this report following Item 13.

         Independent Auditor's Report                                   F-1

         Balance Sheet at September 30, 1998                            F-2

         Statement of Operations for the Years Ended
            September 30, 1998 and 1997                                 F-3

         Statement of Changes in Stockholders' Equity for
            the Years Ended September 30, 1998 and 1997                 F-4

         Statement of Cash Flows for the Years Ended
            September 30, 1998 and 1997                              F-5 to F-6

         Notes to Financial Statements                               F-7 to F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth information concerning the directors and executive officers of the Company as of September 30, 1998 . As noted above, a new Board and management team took office in October 1999 and none of the five individuals referred to in the following table was a director and/or executive officer of the Company as of the date of filing of this report:

          NAME                  AGE       POSITION

         Monte Ahuja            50        Chairman of the Board
         Kent D. Krausman       39        President, Chief Executive Officer,
                                          Treasurer and Secretary
         Ted Honda              52        Executive Vice President and Director
         Vir Sondhi             65        Director
         Stephen E. Duke        45        Director

         All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers serve at the pleasure of the board of directors.

         Monte Ahuja is Chairman and CEO of Transtar Industries, Inc. of Cleveland, Ohio, a company Mr. Ahuja founded in 1975. Transtar is a leading manufacturer and distributor of automotive transmission replacement parts, with nineteen locations in the U.S., and worldwide sales in excess of $100 million annually. Mr. Ahuja has been Chairman of the Board of Trustees of Cleveland State University since 1992. He is a Trustee of the Cleveland Council on World Affairs, a Director of the United Way, a Member of the Advisory Council World Trade Center, and a Member of the Cleveland Committee on Foreign Relations. Mr. Ahuja is also a Director of the National Solvent Corporation (Medina, Ohio) and the Enterprise Bank of Solon, Ohio. Mr. Ahuja 's educational background includes a Bachelor of Science degree in Mechanical Engineering from Punjab University (India) in 1967, a Master of Science degree in Mechanical Engineering from The Ohio State University (1970), and an M.B.A. from The Ohio State University
(1975).

         Kent D. Krausman became an officer and director of the Company in November 1997. He has been a licensed Colorado attorney since May, 1985. Mr. Krausman has owned and operated his own law firm, Krausman LLC, since January, 1987. His firm specialized in securities, corporate finance, and SEC reporting. Mr. Krausman acted as special counsel to Sherman & Howard, LLC. From January, 1991 through September, 1993, Mr. Krausman owned the Galleria Theatre (as well as the smaller Encore Theatre) in the Denver Center for the Performing Arts. Mr. Krausman was the Chief Operating Officer and Executive Producer of those facilities.

          Ted Honda has almost thirty years' experience in the golf industry. He has held various executive positions within the industry, including serving as Executive Vice President of Cosmo World Corporation from 1985 to 1992. In that capacity, Mr. Honda was responsible for Cosmo World Corporation's entire operation outside of Japan. Mr. Honda has also been a board member of The Ben Hogan Company, and managed that company's daily operations. Mr. Honda was the Vice-Chairman of The Pebble Beach Company, and also managed that company's daily operations, including preparations for the 1992 U.S. Open. Mr. Honda has served as the Deputy General Manager of planning and development of General Coast Enterprises, Inc. ("GCE"). He has been responsible for the acquisition, planning and construction of eight golf course projects, including three Jack Nicklaus and five Pete Dye designed courses. Mr. Honda has also served as the General Manager of the planning department of Olympic Staff Company, Ltd., and was responsible for the development of custom-made golf clubs and graphite shafts. GCE is the parent company of Cosmo World and Olympic Group.

          Vir Sohdhi is president and Chairman of the Board of NASCO Industries, Inc., of Medina, Ohio, a privately held company. He also serves as a member of the Board of Directors of Transtar Industries, Inc., a privately-held company based in Walton Hills, Ohio. Mr. Sondhi is a graduate of the University of Cambridge (England), and a graduate of the University of California at Los Angeles. Mr. Sondhi previously served as Senior Vice President of the Bank of America and Senior Vice President of the Bank of Montreal. He has also served as Director of International Operations for Huntington National Bank, Cleveland, Ohio.

         Stephen E. Duke is currently employed by Transtar Industries, Inc., a privately-owned company based in Walton Hills, Ohio. Mr. Duke was previously employed at Tremco, Inc., a subsidiary of the B.F. Goodrich Company. Mr. Duke earned a BSBA degree in accounting from John Carroll University, Cleveland, Ohio, in 1974, and an EMBA degree from Baldwin Wallace College in 1992. Mr. Duke is a licensed certified public accountant.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         No Section 16(a) filings have been made on behalf of the officers, directors and 10% beneficial owners of the Company as of September 30, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by the Company during the three years ended on September 30, 1998 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who were serving in such capacity at September 30, 1998 and received total salary and bonus in excess of $100,000 during the fiscal year ended September 30, 1998 (collectively, "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                COMPENSATION
                                                              AWARDS SECURITIES
                                          ANNUAL                 UNDERLYING
NAME AND PRINCIPAL                     COMPENSATION            OPTIONS/SARS (#)
    POSITION                   YEAR       SALARY      BONUS
---------------------------    ----    ------------   -----   -----------------
Kent D. Krausman, President    1998      $102,949       0              0
 and CEO                       1997             0       0              0
                               1996             0       0              0
Ted Honda, Executive           1998      $124,000       0              0
  Vice President               1997      $120,000       0              0
                               1996      $ 96,000       0              0


STOCK INCENTIVE PLAN

         The Company has a stock option plan, but no options have been granted to any individuals under the plan. The new board of directors intends to cancel this plan and adopt a 1999 Stock Option Plan.

COMPENSATION OF DIRECTORS

         Directors of the Company received no compensation except for reimbursement of expenses.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

                  The following table sets forth information as of September 30, 1998 with respect to the equity securities of the Company known by the Company to be beneficially owned by each beneficial owner of more than five percent of the Company's Common Stock, by each then current director and Named Executive Officer (as defined in applicable SEC regulations), and by all then current directors and executive officers as a group. The table gives effect to an issuance of 15,925 shares of the Company's common stock, (including 2,711 shares issued to Kent Krausman) on October 27, 1998 which the Company deems to have been issued as of September 30, 1998. At September 30, 1998, there were no record holders of the Company's preferred shares. The Company implemented a one-for-three stock split in July 1998 (effective August 1998) and a one-for-twenty stock split in May 1999. Unless otherwise indicated, all references to the Company's common stock in this report give effect to both of these stock splits.

                                            Amount and Nature of Shares
                                                Beneficially Owned
Name and Address                             (adjusted to reflect both
of Beneficial Owner(1)                        stock splits noted above)(2)         Percent of Class(2)
----------------------------------          ------------------------------         -------------------
Ted Honda                                                    6,057                         1.79%
Kent Krausman                                               19,009(3)                      5.62%(3)
Monte Ahuja                                                200,000                        59.13%
Vir Sondhi                                                       0                            0%
Stephen E. Duke                                                  0                            0%
Directors and Executive
Officers as a Group (as of 9/30/98)                        225,066                        66.54%

---------------
(1) As of September 30, 1998, the address of each beneficial owner was c/o Grafix Corporation, 8250 S. Akron Street, Suite 203, Englewood, Colorado 80112.

(2) As of September 30, 1998, there were no outstanding warrants, options or convertible securities which were exercisable by the beneficial owner with respect to whom the calculation is made.

(3) Does not include 1,875 shares issued March 19, 1999. The October 15, 1999 shareholder list provided by the Company's transfer agent indicates that as of that date Mr. Krausman was the record owner of 157,333 shares of the Company's Common Stock.


CHANGES IN CONTROL

         On April 6, 1998, Vir Sondhi resigned as Chairman of the Board of the Company, but remained as a director of the Company, and the Board of Directors elected Mr. Monte Ahuja as Chairman of the Board. Raymond Theiss resigned as the acting President on the same date and the Board of Directors named Kent D. Krausman President and Chief Executive Officer of the Company, which change in control was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1998, which Form 8-K is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All references to the Company's common stock discussed in this section regarding "Certain Relationships and Related Transactions" have been adjusted to reflect both stock splits noted above.

         The Company has made unsecured non-interest bearing advances to certain employees which are payable on demand.

         At September 30, 1997 the Company was advanced $939,000 against a $1,000,000 credit line facility with a bank. The credit line bears interest at the bank's prime rate (8.5% at October 31, 1997), expires on May 31, 1998 and is personally guaranteed by the Company's principal shareholder. The borrowings under this credit line facility were retired in the connection with the February 11, 1999 debt restructuring involving Mr. Ahuja.

         The Company was advanced $500,000 by its principal stockholder
("M. Ahuja") at September 30, 1997. The unsecured advance is payable on demand and bears interest at the rate of 10% per annum. If the principal is not paid within five days after demand, the note will be considered in default and a late charge of the greater of $250 or 5% of the principal balance plus accrued interest will come due. In addition, the default interest rate will increase to 15%. On February 11, 1999, the Company refinanced its loan from M. Ahuja, executing a new secured promissory note payable in two years for $650,000, secured by the Company's receivables and inventory and accruing annual interest. See Note 10 to the financial statements. In connection with the refinancing of the existing debt with M. Ahuja. M. Ahuja also loaned money to the Company in order to retire the Company's credit line facility and certain other notes.

         A company affiliated with M. Ahuja made a $225,000 advance at October 31, 1997. The unsecured advance is payable on demand and bears interest at the rate of 10% annum. If the principal is not paid within five days after demand the note will be considered in default and a late charge of the greater of $250 or 5% of the principal balance plus an accrued interest will come due. In addition, the default interest rate will increase to 15%. On February 11, 1999, the Company refinanced its loan with the company affiliated with M. Ahuja.

         Agreements were made and approved by the Company's Board of Directors on July 15, 1998 agreeing to issue in the aggregate 15,000 shares of common stock of the Company, 7,500 shares each to Kent D. Krausman, and George T. Hellen in consideration of and partial payment for services rendered to the Company by those two individuals, which share amounts have been adjusted to reflect the one for twenty stock split. The 15,000 shares were registered in a Registration Statement on Form S-8 filed with the Securities and Exchange Commission and effective August 24, 1998, which Form S-8 is hereby incorporated by reference. Both Krausman and Hellen have informed the Company that they each intend upon selling a portion of the issued shares from time to time in negotiated transactions directly, through a broker or otherwise, and that such shares will be sold at prevailing market prices at the time of the sale through negotiated prices. The Company will not receive any of the proceeds from the sales by Krausman or Hellen.

         On July 23, 1998, the Company issued 833 shares of restricted common stock to David R. Hoskinson, an employee, as part of a bonus for joining the Company. On September 8, 1998, the Company issued 1,750 shares of restricted common stock to George T. Hellen, an employee, for service rendered and in lieu of cash payment due under Mr. Hellen's employment contract. From April 1, 1998 through September 30, 1998, the Company issued an additional 7,493 shares of common stock to Kent D. Krausman as compensation for services rendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following Exhibits are filed as part of this Report:

                3.1 Certificate of Incorporation of Grafix Corporation (incorporated by reference to Grafix

                           Corporation's Current Report on Form 8-K dated August 7, 1998)

               3.2 By-Laws of Grafix Corporation (incorporated by reference to Grafix Corporation's Current Report on Form 8-K dated August 7, 1998)

              10.1 Agreement by and between Grafix Time Corporation and Carrera Optyl Marketing GmbH dated January 29, 1997 (incorporated by reference to Grafix Time Corporation's Current Report on Form 8-K dated March 12, 1997, Exhibit 2.1)

              10.2 Distributorship Agreement dated August 12, 1996 by and between the Company and Citizen Trading Co. (filed herewith)

              10.3 Merger Agreement between the Grafix Time Corporation and Grafix Corporation, a Delaware corporation (incorporated by reference to Grafix Time Corporation's Current Report on Form 8-K dated August 7, 1998)

              10.4 Certificate of Merger between Grafix Time Corporation and Grafix Corporation (incorporated by reference to Grafix Corporation's Current Report on Form 8-K dated August 7, 1998)

              10.5 Succession Plan and Agreement dated October 12, 1999, without exhibits, and effective on October 14, 1999 (incorporated by reference as filed October 25, 1999 with the Company's Report on Form 8-K)

              10.6 Lease dated April 27, 1998 between the Company and Highland Square Center, Ltd. (regarding Englewood, Colorado office space) (filed herewith)

              11.1         Earnings Per Share Calculation (filed herewith)

              21.1         Subsidiaries of the Company (filed herewith)

              27.1         Financial Data Schedule (filed herewith)

              99.1 Press Release dated August 5, 1998 announcing the merger (incorporated by reference to Grafix Corporation's Current Report on Form 8-K dated August 7, 1998)

              99.2 Press release issued by the Company on October 19, 1999 (incorporated by reference to the Company's Report on Form 8-K filed October 25, 1999)

              99.3 Press release issued by the Company on October 21, 1999 (filed herewith)


(b) Reports on Form 8-K during the quarter ended September 30, 1998:

              1. Current Report on Form 8-K filed August 7, 1998 and
                 incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GARY PLAYER DIRECT, INC.
                                     (FORMERLY GRAFIX CORPORATION)




Date: October 29, 1999               By: /s/ Marc B. Player
                                         ------------------------
                                         Marc B. Player
                                         Chief Executive Officer
                                         (Principal Executive Officer)





                                     By: /s/ Carl Casareto
                                         ------------------------
                                         Carl Casareto
                                         Executive Vice President and Treasurer
                                         Principal Financial Officer and
                                         (Principal Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.

Signature                          Title                       Date



/s/ Thomas P. Gallagher            Chairman of the Board       October 29, 1999
-------------------------
Thomas P. Gallagher




/s/ Marc B. Player                 Director                    October 29, 1999
-------------------------
Marc B. Player




/s/ Pamela Campbell                Director                    October 29, 1999
-------------------------
Pamela Campbell

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Gary Player Direct, Inc. (formerly Graphix Corporation)(formerly Graphix Time Corporation d/b/a Carrera Golf)
Grafix Corporation


We have audited the balance sheet of Grafix Corporation as of September 30, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Grafix Corporation as of September 30, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   By: /s/ James E. Scheifley
                                      ------------------------------------------
                                           James E. Scheifley & Associates, P.C.
                                                Certified Public Accountants

Denver, Colorado
October 19, 1999

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
              (formerly Grafix Time Corporation d/b/a Carrera Golf)
                                  Balance Sheet
                               September 30, 1998

                                     ASSETS

Current assets:
  Cash                                                             $     19,683
                                                                   ------------
      Total current assets                                               19,683

Property and equipment, at cost, net of
  accumulated depreciation of $7,772
                                                                          7,079
                                                                   ------------
                                                                   $     26,762
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $     37,230
  Accrued interest                                                       33,015
  Net liabilities of discontinued operation                           1,590,292
                                                                   ------------
      Total current liabilities                                       1,660,537

Note payable bank, to be refinanced                                   1,400,000
Shareholder loans                                                     1,253,828

Stockholders' equity:
 Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                                         --

 Common stock, $.001 par value,
  50,000,000 shares authorized,
  338,256 shares issued and outstanding
                                                                            338
 Additional paid-in capital                                          11,953,154
 Deficit accumulated during development stage                       (16,241,095)
                                                                   ------------
                                                                     (4,287,603)
                                                                   ------------
                                                                   $     26,762
                                                                   ============

           See accompanying notes to consolidated financial statements

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
              (formerly Grafix Time Corporation d/b/a Carrera Golf)
                            Statements of Operations
                     Years Ended September 30, 1998 and 1997


                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------  -------------
Costs and expenses:
  General and administrative .....................   $   353,527    $    93,155
  Interest expense ...............................       350,784        113,124
                                                     -----------    -----------

(Loss) from continuing operations ................      (704,311)      (206,279)


  (Losses) gain  from discontinued operation .....    (2,294,670)        25,139
  (Losses) from discontinuance of operation ......    (1,548,757)          --
                                                     -----------    -----------
                                                      (3,843,427)        25,139

(Loss) before income taxes and extraordinary item     (4,547,738)      (181,140)
Provision for income taxes .......................          --           21,315
                                                     -----------    -----------
Net (loss) before extraordinary item .............    (4,547,738)      (159,825)

Extraordinary item:
  Gain from forgiveness of debt, net of
   federal income taxes of $21,315) ..............          --           41,378
                                                     -----------    -----------

Net (loss) .......................................   $(4,547,738)   $  (118,447)
                                                     ===========    ===========


 Basic and diluted (loss) per share:
   Continuing operations .........................   $     (2.53)   $     (0.99)
   Discontinued operations........................        (13.79)          0.12
   Extraordinary item ............................          --             0.20
                                                     -----------    -----------
                                                     $    (16.32)   $     (0.67)
                                                     ===========    ===========

 Weighted average shares outstanding .............       278,741        208,007
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
              (formerly Grafix Time Corporation d/b/a Carrera Golf)
                  Statement of Changes in Stockholders' Equity
                     Years Ended September 30, 1998 and 1997



                                                         Common Stock                              Preferred Stock
                    ACTIVITY                       Shares             Amount                   Shares            Amount
 Balance, September 30, 1996 ............            42,984                 43                  500,000       $      5,000

Common stock issued for services ........             3,434                  3
Conversion of debt to common stock ......            10,083                 10
Conversion of preferred stock to common .           200,000                200                 (500,000)            (5,000)
Common stock issued for subscriptions ...            10,640                 11

Net (loss) for the year .................              --                 --                       --
                                               ------------       ------------             ------------       ------------

 Balance, September 30, 1997 ............           267,140                267                     --                   --

Common stock issued for services ........            40,501                 41

Common stock sold for cash ..............            30,615                 31                     --                 --

Capital contribution by major
 stockholder.............................              --                 --



Net (loss) for the year .................              --                 --                       --                 --
                                               ------------       ------------             ------------       ------------

 Balance, September 30, 1998 ............           338,256       $        338             $       --         $       --
                                               ============       ============             ============       ============

                                                    Additional        Subscriptions
                                                      Paid-in           To Common               Accumulated
                    ACTIVITY                          Capital             Stock                   Deficit              Total
 Balance, September 30, 1996 ............          $ 10,921,426        $    192,375            $(11,574,910)       $   (456,066)

Common stock issued for services ........                45,546                                                          45,549
Conversion of debt to common stock ......                 7,590                                                           7,600
Conversion of preferred stock to common .                 4,800                                                            --
Common stock issued for subscriptions ...               192,364            (192,375)                                         (0)

Net (loss) for the year .................                                                          (118,447)           (118,447)
                                                   ------------        ------------            ------------        ------------

 Balance, September 30, 1997 ............            11,171,726                --               (11,693,357)           (521,364)

Common stock issued for services ........               149,875                                                         149,916

Common stock sold for cash ..............               361,553                                                         361,584

Capital contribution by major
 stockholder.............................               270,000                --                                       270,000


Net (loss) for the year .................                  --                  --                (4,547,738)         (4,547,738)
                                                   ------------        ------------            ------------        ------------

 Balance, September 30, 1998 ............          $ 11,953,154        $       --              $(16,241,095)       $ (4,287,603)
                                                   ============        ============            ============        ============


                See accompanying notes to financial statements.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                            Statements of Cash Flows
                     Years Ended September 30, 1998 and 1997



                                                                          September 30,     September 30,
                                                                              1998              1997
Net (loss)                                                                $(4,547,738)      $  (118,447)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                                3,109             3,000
   Lawsuit settlement paid by shareholder                                     270,000
   Stock issued for services                                                  149,916            45,549
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                  7,000            31,185
    (Increase) decrease in net assets of discontinued operation                  --            (806,211)

    Increase (decrease) in accounts payable                                   (41,001)           21,709
    Increase (decrease) in net liabilities of discontinued operation        2,726,911
    Increase (decrease) in accrued expenses                                    (5,702)         (296,012)
                                                                          -----------       -----------
       Total adjustments                                                    3,110,233        (1,000,780)
                                                                          -----------       -----------
  Net cash (used in)
   operating activities                                                    (1,437,505)       (1,119,227)
                                                                          -----------       -----------

Cash flows from investing activities:
   Acquisition of plant and equipment                                             692              --
                                                                          -----------       -----------
Net cash (used in) investing activities                                           692              --
                                                                          -----------       -----------

Cash flows from financing activities:
   Common stock sold for cash                                                 361,583              --
   Proceeds of shareholder loans                                              528,828         1,040,600
   Repayment of notes payable                                                (110,000)         (660,000)
   Proceeds bank line of credit                                               461,000           939,000
                                                                          -----------       -----------
  Net cash provided by
   financing activities                                                     1,241,411         1,319,600
                                                                          -----------       -----------

Increase (decrease) in cash                                                  (195,402)          200,373
                                                                          -----------        ----------
Cash and cash equivalents,
 beginning of period                                                          215,085            14,712
Cash and cash equivalents,
 end of period                                                            $    19,683       $   215,085
                                                                          ===========       ===========


          See accompanying notes to consolidated financial statements.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
              (formerly Grafix Time Corporation d/b/a Carrera Golf)
                            Statements of Cash Flows
                     Years Ended September 30, 1998 and 1997


                                                 September 30,     September 30,
                                                     1998              1997
                                                 -------------     -------------
Supplemental cash flow information:
   Cash paid for interest                          $ 227,658         $ 71,811
   Cash paid for income taxes                      $    --           $   --

Non cash investing and financing activities:
   Notes converted into common stock               $    --           $507,600


          See accompanying notes to consolidated financial statements.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
              (formerly Grafix Time Corporation d/b/a Carrera Golf)
                          Notes To Financial Statements
                               September 30, 1998


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

Prior to the merger, SETCO was controlled by certain individuals who also controlled the Company. Accordingly, the merger was accounted for as a recapitalization of companies under common control, which most resembles the "pooling of interests" method of accounting. The Company issued 13,333 shares of its restricted common stock to effect asset purchase. SETCO's most significant asset at the merger date was a license agreement with Carrera International, Inc. for the rights to use its trade name in connection with marketing the company's products.

The Company's operations and sales of golf related equipment and apparel commenced during January, 1996 and were discontinued in October 1998 (see Note
2).

During July 1998, the Company was reincorporated in the State of Delaware and changed its name to Grafix Corporation. The Company declared a 1 share for 3 shares reverse stock split in connection with the recapitalization.

During March 1999 the Company completed a merger transaction with Golf One Industries, Inc. (see Note 10) and in connection therewith declared a 1 share for 20 shares reverse stock split. The accompanying financial statements and information presented in the notes thereto have been restated to give effect to the above described stock splits.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes To Financial Statements
                               September 30, 1998
                                  (Continued)


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


Equipment and Depreciation:
Equipment is recorded at cost and is depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives are 5 years. Depreciation charged to operations was $3,000 and $3,109 for the years ended September 30, 1998 and 1997, respectively.


Loss per share:
Earnings per Share (Basic and Diluted)

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.


Revenue Recognition:
Revenue is recognized at the time the product is shipped. A provision for sales returns is estimated in the period corresponding to the original sale based on actual returns experienced in prior periods.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes To Financial Statements
                               September 30, 1998
                                  (Continued)


Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade.

During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.


Advertising Costs:
Advertising Costs:
The Company's policy is to expense advertising costs at first showing.

Long-Lived Assets:
In accordance with Statement of Financial Accounting Standards No. 121
("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has identified no such impairment losses.

Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 6 information about its stock based compensation.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes To Financial Statements
                               September 30, 1998
                                  (Continued)

Recent Pronouncements:
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. The adoption of SFAS No. 130 has had no impact on the Company, as the Company has not engaged in transactions that would generate other comprehensive income as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. The Company adopted SOP 98-1 at its inception. The adoption of SOP 98-1 has had no impact on the Company, as the Company has not engaged in transactions that would are whose accounting treatment is prescribed by the statement.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. To date, the Company has operated in one business segment as defined by the statement.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The Company has to date not adopted benefit plans that would require the disclosures prescribed by the statement.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes To Financial Statements
                               September 30, 1998
                                  (Continued)


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Management believes that the adoption of SFAS No. 133 will have no impact on the Company, as the Company has not engaged in transactions that would are whose accounting treatment is prescribed by the statement.


Note 2. Discontinued Operation

During September 1998, the Company discontinued the operation of its Carrera Golf operation due to its inability to generate profit from the operation and the absence of adequate financing to continue the operation.

The net liabilities of the Carrera Golf operation at September 30, 1998 consist of the following:

     Accounts receivable                     $   201,794
     Inventory                                   653,885
     Property & equipment                         33,371
     License rights                              184,211
     Accounts payable                           (819,523)
     Accrued expenses                           (789,396)
     Provision for loss from
          discontinuance of operation         (1,054,634)
                                             -----------
                                             $(1,590,292)

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes To Financial Statements
                               September 30, 1998
                                  (Continued)


For the two years ended September 30, 1998 the operating results of the Carrera Golf operation were as follows:

                                     1998             1997
        Revenues                 $ 1,805,056      $ 3,302,881

        Cost of sales              1,178,064        2,089,192

        Administrative             2,921,662        1,188,550
                                 -----------      -----------
        Gain (loss) from
          division               $(2,294,670)     $    25,139


Note 3.  Notes Payable:

The Company had an aggregate of $110,000 in unsecured notes payable to unrelated individuals at September 30, 1997. During October 1997, the notes plus accrued interest were repaid in full.


Note 4. Note Payable-Bank Line of Credit:

At September 30, 1997 the Company had received $939,000 against a $1,000,000 credit line facility with a bank. During 1998, the credit line was increased to $1,400,000 and additional advances of $461,000 were received. The credit line bears interest at the bank's prime rate (8.3% at September 30, 1998), and is personally guaranteed by the Company's principal stockholder. The line was repaid in full in January 1999 (see Note 10).


Note 5. Notes Payable-Stockholder:

The Company has been advanced an aggregate of $725,000 by its principal stockholder or a Company under his control at September 30, 1997. The advances bear interest at 10% to 15% per annum and are secured by the Company's inventory, accounts receivable, and other assets. During 1998, an additional $575,000 of advances were made and $175,000 was repaid in cash. Additionally, during 1998, interest aggregating $128,828 was added to the loan balance. A portion of the advances were converted into common stock during January 1999 (see Note 10).

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes To Financial Statements
                               September 30, 1998
                                  (Continued)


Note 6.  Stockholders' Equity:

During the year ended September 30, 1997 the Company issued 3,434 shares of its common stock for services valued at $45,549.

Note holders were issued 10,083 shares of common stock during the year ended September 30, 1997 in conjunction with repayment of their respective notes.

The Company issued 10,640 shares of common stock in exchange for outstanding subscriptions during the year ended September 30, 1997.


The Company was a defendant, along with its major shareholder, in a civil lawsuit filed by its former president. The suit seeks compensatory and punitive damages of $2.5 million for among claims breach of contract and improper dismissal. During 1998, the suit was settled by the shareholder who paid an aggregate of $270,000 to the former officer. The Company has recorded the full amount of the settlement as an expense in its statement of operations and has accounted for the payment as a contribution of capital by the shareholder.

During the year ended September 30, 1998 the Company issued 40,501 shares of its common stock to an officer, an employee and others for services valued at $149,916.

Additionally during 1998, the Company sold an aggregate of 30,615 shares of its common stock for cash of $361,584.



Note 7. Commitments and Contingencies:

The Company has been notified of a claim under the license agreement between the Company and Carrera Optyl Marketing GmbH ("Carrera"). The claim is for payment of an aggregate of $532,500 of unpaid royalties asserted by Carrera, the licensor. The claim also asserts the cancellation of the license agreement as of August 24, 1999, which may prevent the Company from any further activity using the Carrera name. The Company intends to seek a mutually satisfactory resolution of this matter with the licensor, however, the full amount of the claim has been included in the caption "Net liabilities of discontinued operation" in the accompanying balance sheet.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes to Financial Statements
                               September 30, 1998
                                  (Continued)

On or about December 21, 1998, a lawsuit was brought in the District Court of Arapahoe County, Colorado by the Company's landlord to recover amounts allegedly due under the Company's lease of office space in Englewood, Colorado. The suit alleges breach of the lease and seeks monetary damages. The Company has accrued the full amount of the claim ($20,266) that has been included in the caption "Net liabilities of discontinued operation" in the accompanying balance sheet.


In September 1997 a lawsuit was brought in the County Court of Tarrant County, Texas by J. Russell Walker, the Company's former vice president. The suit seeks monetary damages related to an alleged breach of a 1996 employment agreement and other damages. The Company has accrued the expected settlement amount of the claim ($20,000) that has been included in the caption "Net liabilities of discontinued operation" in the accompanying balance sheet.

In January 1999 a lawsuit was brought in the District Court, City and County of Denver, State of Colorado by Patrick Burke, a golf professional under contract with the Company. The suit seeks monetary damages related to an alleged breach of a 1994 independent contractor agreement and other damages. The Company has accrued the full amount of the claim ($135,000) that has been included in the caption "Net liabilities of discontinued operation" in the accompanying balance sheet.

In April 1999 a lawsuit was brought in the District Court, County of Arapahoe, State of Colorado by General Motors Acceptance Corporation, pursuant to a motor vehicle lease contract with the Company. The suit seeks monetary damages related to an alleged breach of the May 1998 lease agreement and other damages. The Company has accrued the full amount of the claim ($8,573) that has been included in the caption "Net liabilities of discontinued operation" in the accompanying balance sheet.


Note 8. Income Taxes:

The Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes to Financial Statements
                               September 30, 1998
                                  (Continued)

The deferred tax asset (approximately $5,400,000) related to the Company's operating loss carryforward of approximately $16,000,000 at September 30, 1998 has been fully reserved since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The net operating loss carryforwards expire through 2012. The reserve amount increased by approximately $1,400,000 as a result of the operating loss incurred in 1998. As a result of a significant change in the ownership of the Company in March 1999 as described in Note 10, the Company's ability to utilize the tax benefit of the operating loss may be in doubt.


Note 9. Forgiveness of Debt

During the year ended September 30, 1997 the Company had $62,693 of prior period debt forgiven by creditors.


Note 10. Subsequent Events.

On February 11, 1999, the Company completed a debt restructuring with its then principal shareholder, whereby approximately $2.8 million of the Company's debt was retired, including $1,400,000 due to a bank and guaranteed by the shareholder and approximately $1,400,000 of notes payable to the shareholder or to a company under his control. The Company entered into a new 2-year promissory note with the shareholder, in the face amount of $650,000. This new note is secured by the receivables and inventory of the Company. Interest accrues on the new note for the 2-year period, and the entire note, with accrued interest, is due on February 11, 2001. Additionally, the Company issued to the shareholder 550,000 shares of its restricted common stock to complete the restructuring.

On March 29, 1999 the Company completed a merger with Golf One Industries, Inc. ("Golf One"). Pursuant to the terms of the Agreement of Merger, the Company issued 3,642,990 shares of its common stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the 1999 Merger with Golf One, the Company effected a one-for-twenty reverse split of its issued and outstanding common stock, Golf One was merged into the Company, and the Company effected a name change to "Gary Player Direct, Inc." The merger is expected to be accounted for as reverse acquisition.

                            Gary Player Direct, Inc.
                         (formerly Grafix Corporation)
             (formerly Grafix Time Corporation d/b/a Carrera Golf)
                         Notes to Financial Statements
                               September 30, 1998
                                  (Continued)

Note 11. Basis of Presentation:

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred losses during the years ended September 30, 1998 and 1997 aggregating $4,547,738 and $118,447, respectively and has negative equity of $4,287,603 and a working capital deficit of $1,640,854 at September 30, 1998.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and its ability to successfully market its products.

The Company is unable to project a level of revenue that would allow a reversal of its history of operating losses in the near future. In this regard the Company discontinued the operation of its Carrera Golf operation and completed the merger as described in Note 10.