Form 10QSB
period 1998-12-31
GARY PLAYER DIRECT INC
filed 1999-11-09
CIK 798740

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

        [X] Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For The Quarterly Period Ended December 31, 1998

             [ ] Transition report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                       Commission file number 033-07811NY

                            GARY PLAYER DIRECT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                                           91-1999113
               DELAWARE                              (formerly 93-0943925)
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

           710 AEROVISTA, SUITE B, SAN LUIS OBISPO, CALIFORNIA, 93401
                    (Address of Principal Executive Offices)

                                 (805) 783-1011
                (Issuer's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __               No   X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __          No  __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1998: 341,256 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):
Yes __              No  X

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX


                                                                            PAGE
                         PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                    Balance Sheet- December 31, 1998 (Unaudited)              4

                    Statement of Operations - for the Three Months ended
                    December 31, 1998 and December 31, 1997 (Unaudited)       5

                    Statement of Changes in Shareholders' Equity for
                    the Three Months ended December 31, 1998 and
                    December 31, 1997 (Unaudited)                             6

                    Statements of Cash Flows - for the Three Months ended
                    December 31, 1998 and December 31, 1997 (Unaudited)       7

                    Notes to Financial Statements                          8-13

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                      14

                           PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS                                        16

ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                16

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                          16

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

ITEM 5.             OTHER INFORMATION                                        16

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                         18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)

                                  BALANCE SHEET
                                DECEMBER 31, 1998



         ASSETS                                                                                      December 31, 1998
Current Assets
     Cash                                                                                                      $ 4,913
                                                                                                               -------
Total Current Assets                                                                                             4,913
Property and equipment, at cost, net of accumulated depreciation of $8,549                                       6,302
                                                                                                               -------
                                                                                                              $ 11,215
                                                                                                               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                                                         $   42,640
     Accounts payable                                                                                          28,553
     Accrued interest                                                                                          41,846
     Net liabilities of discontinued operation                                                              1,583,509
                                                                                                            ---------
         TOTAL CURRENT LIABILITIES                                                                          1,696,508

     Note Payable to bank to be refinanced                                                                  1,400,000
     Shareholder loans                                                                                      1,290,908
Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding Common stock, $.001 par value, 50,000,000 shares authorized, 341,256 shares issued and outstanding
                                                                                                                  341
     Additional paid-in-capital                                                                            11,968,151
     Deficit accumulated during development stage                                                         (16,344,732)
                                                                                                          ------------
        TOTAL SHAREHOLDERS' EQUITY                                                                         (4,376,240)
                                                                                                          -----------
                                                                                                         $     11,215
                                                                                                          ===========

See accompanying notes to financial statements.

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)

                             STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                December 31,       December 31,
                                                   1998                 1997

General and administrative expenses           $   57,790             $  61,186
Interest expense                                  45,911                21,806
Interest (income)                                    (63)                    -
                                              ----------             ---------

(Loss) from continuing operations               (103,637)              (82,992)

(Losses) gain from discontinued operation              -               139,369
(Losses) from discontinuance of operation              -                     -
                                              ----------             ---------
                                                       -               139,369
Net Income (loss)                             $ (103,637)            $  56,377
                                              ===========            =========

Basic and diluted (loss) per share:
   Continuing operations                      $    (0.30)            $   (0.31)
   Discontinued operations                             -                  0.52
                                              ----------             ---------
                                              $   (0.30)             $    0.21
                                              ===========            =========


Weighted average shares outstanding              341,256               267,715
                                              ==========             =========

See accompanying notes to consolidated financial statements.

                            GARY PLAYER DIRECT, INC.
                          (FORMERLY GRAFIX CORPORATION)
              (FORMERLY GRAFIX TIME CORPORATION D/B/A CARRERA GOLF)

                   STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                         QUARTER ENDED DECEMBER 31, 1998



                                            COMMON STOCK               ADDITIONAL
                                                                          PAID IN
                                      SHARES            AMOUNT            CAPITAL
                                      ------            ------         ----------
  Balance, September 30, 1998           338,256       $       338       $11,953,154
Common Stock Sold for Cash                3,000                 3            14,997
Net (loss) for the quarter                   --                --                --
                                    -----------       -----------       -----------
  Balance, December 31, 1998            341,256       $       341       $11,968,151
                                    ===========       ===========       ===========



                                              ACCUMULATED DEFICIT           TOTAL
                                              -------------------           -----
  Balance, September 30, 1998                    $(16,241,095)          $ (4,287,603)

Common Stock Sold for Cash                                 --                 15,000
Net (loss) for the quarter                           (103,637)              (103,637)
                                                 ------------           ------------

  Balance, December 31, 1998                     $(16,344,732)          $ (4,376,240)
                                                 ============           ============



See accompanying notes to consolidated financial statements.

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)

                             STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                                  December 31,         December 31,
                                                                                      1998                 1997
Net income (loss)                                                                 $ (103,637)          $   56,377
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation and amortization                                                           777                 700
  Interest added to shareholder loans                                                  37,080                   -
Changes in assets and liabilities:
  (Increase) decrease in other accounts receivable                                          -               2,000
  (Increase) decrease in net assets of discontinued operation                               -            (343,599)
  Increase (decrease) in accounts payable                                              (8,677)            (38,396)
  Increase (decrease) in net liabilities of discontinued operation                     (6,783)                  -
  Increase (decrease) in accrued expenses                                               8,831             (14,905)
     Total adjustments                                                                 31,228            (394,200)
                                                                                 ------------             --------
  Net cash (used in) operating activities                                             (72,410)           (337,823)
                                                                                 ------------             --------

Cash flows from financing activities:
  Common stock sold for cash                                                           15,000                   -
  Proceeds from notes payable                                                          42,640                   -
  Proceeds from shareholder loans                                                           -             200,000
  Repayment of notes payable                                                                -            (110,000)
  Proceeds bank line of credit                                                    -----------
Net cash provided by financing activities                                              57,640             200,000
                                                                                 ------------             -------
                                                                                                          290,000
                                                                                                          -------

Increase (decrease) in cash                                                          (14,770)             (47,823)
Cash and cash equivalents, beginning of period                                         19,683             215,085
                                                                                       ------             -------
Cash and cash equivalents, end of period                                           $    4,913         $   167,262
                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (continued)

Note 1. Organization and Summary of Significant Accounting Policies:

The Company was incorporated in New York on April 16, 1986. The Company previously operated under the names "Mont Blanc Resources, Inc." and "Movies Marketing, Inc." Its previous business was the distribution of fashion sports watches and electronic jewelry. These product lines were sold in June 1991. During April 1991, the Company acquired the rights to continue development of and begin marketing a unique sunglass product known as Industrial Strength Eyewear ("ISE"). During September 1993, due to product manufacturing problems and exhaustion of capital reserves, the Company discontinued its efforts to develop and market the ISE product line and began searching for a buyer for the business. The sale of the business was completed during February 1994.

On January 2, 1996, the Company completed an asset purchase agreement with K.W.A.T., Inc. (formerly Sports Equipment Technology Company, Inc., hereinafter referred to as "SETCO"), a Colorado development stage corporation engaged in design, manufacture and sale of golf-related equipment and apparel using the licensed trade name "Carrera."

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

The Company's operations and sales of golf related equipment and apparel commenced during January, 1996 and were discontinued in October, 1998 (see Note
2).

During July 1998, the Company was reincorporated in the State of Delaware and changed its name to Grafix Corporation. The Company declared a 1 share for 3 shares reverse stock split in connection with the recapitalization.

During March 1999, the Company completed a merger transaction with Golf One Industries, Inc. (see Note 9) and in connection therewith, declared a 1 share for 20 shares reverse stock split. The accompanying financial statements and information presented in the notes thereto have been restated to give effect to the above described stock splits.

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

Equipment and Depreciation:
Equipment is recorded at cost and is depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives are 5 years. Depreciation charged to operations was $777 and $700 for the quarters ended December 31, 1998 and 1997, respectively.

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (continued)


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

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (continued)


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

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (continued)


For the three months ended December 31, 1998 and 1997, respectively, the operating results of the Carrera Golf operation were as follows:


                                              1998                 1997
                                              ----                 ----
  Revenues                              $       --             $1,051,312
  Costs of Sales                                --                667,198
  Administrative                         (103,637)                244,745
                                         ---------             ----------
  Gain (loss) from division             $(103,637)             $139,369


The Company received $42,640 and issued Promissory Notes in that amount in the quarter ended December 31, 1998.

Note 3.  Notes Payable:

The Company had an aggregate of $110,000 in unsecured notes payable to unrelated individuals at September 30, 1997. During October 1997, the notes plus accrued interest were repaid in full.

Note 4. Note Payable-Bank Line of Credit:

At September 30, 1997 the Company had received $939,000 against a $1,000,000 credit line facility with a bank. During 1998, the credit line was increased to $1,400,000 and additional advances of $461,000 were received. The credit line bears interest at the bank's prime rate (8.3% at September 30, 1998), and is personally guaranteed by the Company's principal stockholder. The line was repaid in full in January 1999 (see Note 9).

Note 5. Notes Payable-Stockholder:

The Company has been advanced an aggregate of $725,000 by its principal stockholder or a Company under his control at September 30, 1997. The advances bear interest at 10% to 15% per annum and are secured by the Company's inventory, accounts receivable, and other assets. During 1998, an additional $575,000 of advances were made and $175,000 was repaid in cash. Additionally, during 1998, interest aggregating $128,828 was added to the loan balance. A portion of the advances were converted into common stock during January 1999 (see Note 9).

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (continued)


Note 6.  Stockholders' Equity:

The Company was a defendant, along with its major shareholder, in a civil lawsuit filed by its former president. The suit sought compensatory and punitive damages of $2.5 million for claims breach of contract and improper dismissal. During 1998, the suit was settled by the shareholder who paid an aggregate of $270,000 to the former officer. The Company has recorded the full amount of the settlement as an expense in its statement of operations and has accounted for the payment as a contribution of capital by the shareholder.

During the year ended September 30, 1998, the Company issued 40,501 shares of its common stock to an officer, an employee and others for services valued at $149,916.

Additionally during 1998, the Company sold an aggregate of 30,615 shares of its common stock for cash of $361,584.

Note 7. Commitments and Contingencies:

The Company has been notified of a claim under the license agreement between the Company and Carrera Optyl Marketing GmbH ("Carrera"). The claim is for payment of an aggregate of $532,500 of unpaid royalties asserted by Carrera, the licensor. The claim also asserts the cancellation of the license agreement as of August 24, 1999, which would prevent the Company from any further activity using the Carrera name. The Company intends to seek a mutually satisfactory resolution of this matter with the licensor, however, the full amount of the claim has been included in the caption "Net liabilities of discontinued operation" in the Company's balance sheet at September 30,1998.

On or about December 21, 1998, a lawsuit was brought in the District Court of Arapahoe County, Colorado by the Company's landlord to recover amounts allegedly due under the Company's lease of office space in Englewood, Colorado. The suit alleges breach of the lease and seeks monetary damages. The Company has accrued the full amount of the claim ($20,266) that has been included in the caption "Net liabilities of discontinued operation" in the Company's balance sheet at September 30, 1998.

In September 1997, a lawsuit was brought in the County Court of Tarrant County, Texas by J. Russell Walker, the Company's former vice president. The suit seeks monetary damages related to an alleged breach of a 1996 employment agreement and other damages. The Company has accrued the expected settlement amount of the claim ($20,000) that has been included in the caption "Net liabilities of discontinued operation" in the Company's balance sheet at September 30, 1998.

In January 1999, a lawsuit was brought in the District Court, City and County of Denver, State of Colorado by Patrick Burke, a golf professional under contract with the Company. The suit seeks monetary damages related to an alleged breach of a 1994 independent contractor agreement and other damages. The Company has accrued the full amount of the claim ($135,000) that has been included in the caption "Net liabilities of discontinued operation" in the Company's balance sheet at September 30, 1998.

In April 1999, a lawsuit was brought in the District Court, County of Arapahoe, State of Colorado by General Motors Acceptance Corporation, pursuant to a motor vehicle lease contract with the Company. The suit seeks monetary damages related to an alleged breach of the May 1998 lease agreement and other damages. The Company has accrued the full amount of the claim ($8,573) that has been included in the caption "Net liabilities of discontinued operation" in the Company's balance sheet at September 30, 1998.

                            GARY PLAYER DIRECT, INC.
                (FORMERLY GRAFIX CORPORATION D/B/A CARRERA GOLF)
                       (FORMERLY GRAFIX TIME CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (continued)


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

The deferred tax asset (approximately $5,400,000) related to the Company's operating loss carryforward of approximately $16,000,000 at September 30, 1998 has been fully reserved since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The net operating loss carryforwards expire through 2012. The reserve amount increased by approximately $100,000 as a result of the operating loss incurred in the quarter ended December 31, 1998. As a result of a significant change in the ownership of the Company in March 1999 as described in
Note 9, the Company's ability to utilize the tax benefit of the operating loss may be in doubt.

Note 9. Subsequent Events.

On February 11, 1999, the Company completed a debt restructuring with its then principal shareholder, whereby approximately $2.8 million of the Company's debt was retired, including $1,400,000 due to a bank and guaranteed by the shareholder and approximately $1,400,000 of notes payable to the shareholder and to a company under his control. The Company entered into a new 2-year promissory note with the shareholder, in the face amount of $650,000. This new note is secured by the receivables and inventory of the Company. Interest accrues on the new note for the 2-year period, and the entire note, with accrued interest, is due on February 11, 2001. Additionally, the Company issued to the shareholder 550,000 shares of its restricted common stock to complete the refinancing.

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

Note 10. Basis of Presentation:

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

The Company is unable to project a level of revenue that would allow a reversal of its history of operating losses in the near future. In this regard the Company discontinued the operation of its Carrera Golf operation and completed the merger as described in Note 9.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please note that this report was prepared and filed in November, 1999 with respect to the quarter ended December 31, 1998, and accordingly this report addresses and reflects not only matters relevant to the reporting period, but also certain events and matters during subsequent periods through and including October 1999 (the "Subsequent Period") which management believes are material and/or relevant to the reader's understanding of this report. The events of the Subsequent Period that are addressed herein are included because this report for the quarter ended December 31, 1998 and reports of the Company for the fiscal year ended March 31, 1999, and the quarter ended June 30, 1999 had not been filed with the Securities and Exchange Commission (the "Commission"). The events of the Subsequent Period included a substantial transition in the Company's Board and management and the Company's engagement of new auditors and legal counsel in October 1999, which is more fully described in Item 5, "Other Information" below and the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (the "1998 Form 10-K"), which 1998 Form 10-KSB was filed with the Commission on October 29, 1999 and is hereby incorporated by reference. Accordingly, the information contained herein is qualified to the extent of the knowledge possessed by the Company's new management team as of the date of this report with respect to the affairs of the Company.

GENERAL

         Grafix Corporation d/b/a Carrera Golf (the "Company") was a Delaware corporation at December 31, 1998 that owned a license (the "Carrera License") to manufacture, sell and distribute golf products (golf clubs, bags, accessories and apparel) under the Carrera brand name worldwide. The Company originally obtained a Carrera license by purchasing the assets of Sports Equipment Technology Company ("SETCO") in January, 1996. The Company was in the product research and development stage until approximately July, 1996.

         In January, 1997, the Company negotiated a new licensing agreement with Carrera Optyl Marketing GmbH, a subsidiary of Safilo Group GmbH, Italy ("Safilo") to use the "Carrera" name on the Company's products. The Carrera License is for a term of five years, with an additional automatic renewal of five years. The Carrera License obligates the Company to pay Safilo a royalty on sales, and includes annual minimum royalties. In August, 1999, the Company received a termination letter notifying the Company that it was in default under the licensing agreement for unpaid royalties and that Carrera intends to terminate the licensing agreement. Carrera asserts that $532,500 in unpaid royalties is due as of October, 1999. It is anticipated that the Company will recognize very little revenue, if any, from the sale of Carrera Golf branded products in the period subsequent to the fiscal year ended September 30, 1998.

         In early 1996, the Company entered into a distributorship agreement with Citizen Trading Group, Tokyo, Japan ("Citizen"), for a distribution of all Carrera Golf products in Japan. Citizen placed its first order with the Company in July, 1996 and Citizen was the Company's primary customer, accounting for over 90 percent of the Company's sales at December 31, 1998. In October, 1998, Citizen withheld payment for a substantial order, citing concerns about the ability of the Company to continue operations. Citizen also claimed an offset for certain returned goods from 1996. The Company protested this action by Citizen, and at December 31, 1998, the Company had not filled another order from Citizen, which has been reflected in the Company's financial statements in the calculation of loss from discontinuance of operations. As of the date of this report, the Company is not dependent upon Citizen nor any one customer or group of customers.

         Please see Item 5, "Other Information" below for further information regarding events occurring after December 31, 1998 and pursuant to the Succession Plan and Agreement.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         At December 31, 1998, the Company reported $11,215 in cash, property and equipment. The Company also reported $84,486 in short-term notes payable and accrued interest on those notes and $28,553 on accounts payable. Due to the lack of liquid assets at December 31, 1998, the Company could not continue to service its debt. The dispute with Citizen caused a serious cash flow crisis for the Company in addition to the downturn in the Asian economies. As a result, during the quarter ended December 31, 1998 the Company discontinued operations of its primary business activity and sought merger candidates to improve its liquidity and financial viability.

RESULTS OF OPERATIONS

         The Company had no revenue from operations in the quarter ended December 31, 1998 as compared to $1,051,312 during the same quarter in 1997. Administrative expenses for the quarter ended December 31, 1998 and 1997 were $103,637 and $244,745 respectively. The Company reported a net loss of $103,637 for the quarter compared to a gain of $56,377 during the same quarter in 1997. The Company reported the discontinuance of operations of its primary business activity in Form 10-KSB for the year ended September 30, 1998.

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

         On November 9, 1999, the Company and the Gary Player Group, Inc. ("GPG") executed an amendment to the Direct Marketing Agreement originally dated November 1, 1996 (the "Amendment"). Pursuant to the Amendment, the parties have agreed that upon the payment of $505,000 by the Company, the requirements of the Direct Marketing Agreement would be deemed satisfied with respect to all outstanding amounts due and owing through October 31, 1999. In addition, the Amendment provides that upon receipt by GPG of the $505,000 referenced above, all existing defaults between the Company and GPG shall be waived. The
Amendment provides that GPG may terminate the Direct Marketing Agreement only
(i) if the Company conducts its business in such a manner as to materially and adversely affect the reputation of Gary Player or (ii) if the Company shall fail to pay any amount due under the Direct Marketing Agreement as and when due. Pursuant to the Amendment, the Company received the consent of GPG for the use of Gary Player Direct, Inc. as the Company's corporate name and the name of any of its subsidiaries. Furthermore, the Amendment provides that upon receipt by GPG of the $505,000 referenced above, GPG has agreed to release any claim it may have to inventory or the proceeds of such inventory that it may have transferred to the Company and that the Company may have sold in the course of its business.

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

YEAR 2000

     The Company has reviewed its operations and administrative systems relative to year 2000 matters. The Company's review includes a series of initiatives to ensure that all of the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as telecopier machines and security systems ("non-IT systems"). These systems may contain embedded technology, which requires that the Company's review including broad identification, assessment, remediation and testing efforts.

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



                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company was named as a defendant in four lawsuits. The nature and status of such lawsuits at December 31, 1998 are described in the Company's 1998 Form 10-KSB filed on October 29, 1999, Item 3, "Legal Proceedings", which is hereby incorporated by reference.

ITEM 2.           CHANGES IN SECURITIES

                  The Company's Board of Directors and shareholders approved a 1:3 reverse stock split of the Company's issued and outstanding common stock, effective August 1, 1998. The stock split was reported on a Current Report on Form 8-K dated August 7, 1998 filed with the Commission. Pursuant to the merger with Golf One, the Company also approved a 1:20 reverse stock split that occurred on May 5, 1999, which is more fully described in the Company's 1998 Form 10-KSB, Item 1, "Description of Business-Business Strategy," which is hereby incorporated by reference.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                   None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of shareholders during the quarter ended December 31, 1998.

ITEM 5.           OTHER INFORMATION

         On July 30, 1998, the Company reincorporated in Delaware pursuant to a merger agreement by which Grafix Time Corporation, a New York corporation, merged with and into Grafix Corporation, a Delaware corporation (the "1998 Merger"). A Certificate of Merger was filed with the Delaware Secretary of State. As a result of the 1998 Merger, the Company has a new Certificate of Incorporation and adopted new By-laws under the Delaware General Business laws, a copy of which documents were filed as exhibits to the Current Report on Form 8-K filed with the Commission on August 7, 1998 describing the 1998 Merger and which exhibits are hereby incorporated by reference. The Certificate of Incorporation and By-laws of the Company resulting from the 1998 Merger continue to be the Certificate of Incorporation and By-laws of the Company after the 1999 Merger.

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

         On November 9, 1999, the Company and the Gary Player Group, Inc
("GPG") executed an amendment to the Direct Marketing Agreement originally dated November 1, 1996 (the "Amendment"). Pursuant to the Amendment, the parties have agreed that upon the payment of $505,000 by the Company, the requirements of the Direct Marketing Agreement would be deemed satisfied with respect to all outstanding amounts due and owing through October 31, 1999. In addition, the Amendment provides that upon receipt by GPG of the $505,000 referenced above, all existing defaults between the Company and GPG shall be waived. The
Amendment provides that GPG may terminate the Direct Marketing Agreement only
(i) if the Company conducts its business in such a manner as to materially and adversely affect the reputation of Gary Player or (ii) if the Company shall fail to pay any amount due under the Direct Marketing Agreement as and when due. Pursuant to the Amendment, the Company received the consent of GPG for the use of Gary Player Direct, Inc. as the Company's corporate name and the name of any of its subsidiaries. Furthermore, the Amendment provides that upon receipt by GPG of the $505,000 referenced above, GPG has agreed to release any claim it may have to inventory or the proceeds of such inventory that it may have transferred to the Company and that the Company may have sold in the course of its business.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

         10.1 Amendment to Direct Marketing Agreement (filed herewith)

         27.1 Financial Data Schedule (filed herewith)

         b) Form 8-K Reports during the Quarter Ended December 31, 1998

         None.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GARY PLAYER DIRECT, INC (FORMERLY KNOWN
                                      AS GRAFIX CORPORATION)



                                           /s/ Marc B. Player
                                      By:____________________________________
                                         Marc B. Player
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                           /s/ Carl Casareto
                                      By: ____________________________________
                                         Carl Casareto,
                                         Executive Vice President and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)


Date: November 9, 1999