Form 10KSB
period 1999-03-31
GARY PLAYER DIRECT INC
filed 1999-12-07
CIK 798740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        (MARK ONE)
              [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended March 31, 1999

                            OR

              [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                       Commission File Number 033-07811-NY

                            GARY PLAYER DIRECT, INC.
                 (Name of Small Business Issuer in Its Charter)


                     DELAWARE                                    93-0943925
          (State or Other Jurisdiction of                     (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

                       710 AEROVISTA, SUITE B, SAN LUIS OBISPO, CALIFORNIA
                            (Address of Principal Executive Offices)


                                      93401
                                   (Zip Code)

                                 (805) 783-1011
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: NONE.

      Securities registered under Section 12(g) of the Exchange Act: NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

The issuer's revenues for its most recent fiscal year were $5,262,559.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days was approximately $10,454,399.80 as of March 31, 1999. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD Electronic Bulletin Board.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1999 was 5,794,758 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

Transitional Small Business Disclosure Format (check one): Yes [  ]     No [X]

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I

         Item  1.  Description of Business                                                              1
         Item  2.  Description of Property                                                             11
         Item  3.  Legal Proceedings                                                                   12
         Item  4.  Submission of Matters to a Vote of Security Holders                                 15

PART II

         Item  5.  Market for the Company's Common Equity and Related Stockholder Matters              15
         Item  6.  Management's Discussion and Analysis or Plan of Operation                           24
         Item  7.  Financial Statements                                                                26
         Item  8.  Changes in and Disagreements with Accountants on Accounting                         27
                    and Financial Disclosure

PART III

         Item  9.  Directors, Executive Officers, Promoters and Control Persons;                       27
                   Compliance with Section 16(a) of the Exchange Act
         Item 10.  Executive Compensation                                                              29
         Item 11.  Security Ownership of Certain Beneficial Owners and Management                      31
         Item 12.  Certain Relationships and Related Transactions                                      32
         Item 13.  Exhibits and Reports on Form 8-K                                                    33

FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountant                                            F-1

         Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 1999 and 1998                                       F-2

         Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1999 and 1998     F-3

         Consolidated Statements of Cash Flows for the Fiscal Years Ended March  31, 1999 and 1998    F-4

         Consolidated Statements of Changes in Stockholders' Deficit for the Two Year Period
         Ended March  31, 1999 and 1998                                                               F-5

         Notes to Consolidated Financial Statements                                                   F-7

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Gary Player Direct, Inc. ( the "Company"), is a direct marketing golf equipment company that has been engaged in the direct marketing of premium golf equipment under the Gary Player brand name through telemarketing and, to a limited extent, internet sales. The Company's strategic plan is to establish a premier international golf internet site serving as a multidimensional marketing platform for the direct marketing of premium men's and women's golf equipment, apparel and accessories principally under the Gary Player brand name in addition to its existing telemarketing sales. One of the most successful international golfers of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. In the November 19, 1999 issue of Golf Week, a publication owned by the New York Times, Mr. Player was ranked as one of the top five golfers of this Century along with Jack Nicklaus, Bobby Jones, Ben Hogan and Sam Snead. The Company's operations at March 31, 1999 and thereafter is that of Golf One Industries, Inc. ("Golf One"), which entity merged into the Company on March 29, 1999 (the "1999 Merger"), and at the time of the 1999 Merger, the Company changed its name from Grafix Corporation to Gary Player Direct, Inc. The Company as Grafix Corporation designed, developed, assembled and distributed high-quality golf products, clothing and accessories worldwide utilizing the Carrera (R) brand name and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmbH ("Carrera"), a subsidiary of Safilo SpG ("Safilo"), owner of the Carrera brand name. Grafix Corporation ceased its operations in September, 1998. Details of the 1999 Merger are included in the description of the Company under "Overview and Recent Developments" below. The Company has two wholly-owned subsidiaries, Rhino Marketing, Inc. ("Rhino") and Gran Prix Marketing, Inc. ("Gran Prix"), which were previously subsidiaries of Golf One. The activities of these subsidiaries are described throughout this report.

INTRODUCTORY STATEMENT

         This report was prepared and filed in December 1999, and accordingly this report addresses and reflects not only matters relevant to the reporting period during the fiscal year ended March 31, 1999, but also certain events and matters during the period April 1, 1999 through and including the date of this report (the "Subsequent Period") which management believes are material and useful to the reader's understanding of this report. The events of the Subsequent Period that are addressed herein are included because this annual report and the quarterly reports of the Company (as defined below) for the quarters ended June 30, 1999 and September 30, 1999 have not been filed with the Securities and Exchange Commission ("Commission") as of the date of this report. The events of the Subsequent Period included a substantial transition in the Company's Board and management, and the Company's engagement of new auditors during October, 1999. See description of new management and directors under Item 9, "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act" below. Accordingly, the information contained herein is qualified to the extent of the knowledge possessed by the Company's new management team as of the date of this report with respect to the affairs of the Company.

OVERVIEW AND RECENT DEVELOPMENTS

         On March 29, 1999, Grafix Corporation completed a merger with Golf One, in which Golf One merged with and into the Company, and the Company changed its name to "Gary Player Direct, Inc." Pursuant to the terms of the Agreement of Merger, a copy of which was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1999 (the "April, 1999 Form 8-K"), and which is incorporated herein by reference, the Company issued 3,817,244 shares of its Common Stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the merger with Golf One, the Company effected a 1:20 reverse split of its issued and outstanding Common Stock. As of March 31, 1999, the Company had 5,794,758 shares of Common Stock issued and outstanding, including the 3,817,244 shares owned by Golf One's former shareholders. The Company's NASD trading symbol was changed from "CRRA" to "GPLY" to reflect the Company's changed name following the 1999 Merger.

         Upon closing of the 1999 Merger, the Company's operations, which had ceased on or about September 30, 1998, became that of those conducted by Golf One and its subsidiaries since 1995. Incorporated under the laws of the State of Delaware on October 31, 1995, Golf One operated as a direct marketing company manufacturing and marketing custom fitted, high quality golf clubs and related golf accessories under the Gary Player brand name through its wholly-owned subsidiary, Gran Prix, a California corporation, pursuant to a long term licensing agreement which commenced on November 1, 1996. Gran Prix commenced the sale of Gary Player branded product in February, 1997.

         The Company has two wholly-owned subsidiaries, Rhino and Gran Prix, which were previously subsidiaries of Golf One. Rhino was formed in January, 1995, and commenced sales of generic, unbranded golf clubs and related golf accessories in February of the same year and began sales of golf clubs under the Rhino Rifle brand name in August, 1995. On November 15, 1995, the Company acquired Rhino pursuant to a stock purchase agreement (the "Rhino Acquisition"), which stock purchase agreement was subject to certain contingencies. The Company satisfied the contingencies of the stock purchase agreement thereby completing the Rhino Acquisition on June 28, 1996. On October 10, 1995, Rhino entered into a licensing agreement with Robert Mann, a well-known golf professional, to endorse the Rhino Rifle brand name golf clubs and accessories. Rhino commenced sales of golf clubs under the Bob Mann brand name in November, 1995 and terminated the Mann licensing agreement in January, 1997. After the termination of this licensing agreement in January, 1997, the Company discontinued active operations of Rhino.

         The Company's second subsidiary, Gran Prix, was formed by the Company in January, 1997 as a wholly-owned subsidiary of the Company, and commenced sales of golf clubs and related golf products and accessories under the Gary Player Gran Prix brand name in February, 1997. Such sales were made through direct-marketing pursuant to an exclusive long-term direct marketing agreement (the "Licensing Agreement") between the Company and Gary Player Golf Equipment, Inc. ("GPGE"), a division of the Gary Player Group, Inc. ("GPG"), which agreement is described more fully below. The Gary Player Gran Prix line of golf products was discontinued by Gran Prix on or about the date of the 1999 Merger.

         As of March 31, 1998 and March 31, 1999 the combined outstanding liabilities of Rhino and Gran Prix were approximately $680,000 and $12,276,000 respectively.

         As a result of the 1999 Merger, substantially all of the operations of the Company relate to the operations of the Gary Player line of branded products and the focus of the Company's activities going forward will be the development of revenue from manufacturing, marketing, licensing and distributing golf equipment and apparel resulting from licenses (the "Player Licenses") acquired from GPG. As a result of a lack of financing affecting the Carrera Golf branded products during the fiscal year ended September 30, 1998 and for the subsequent period up until the 1999 Merger and a deterioration in relations between the Company and Citizen's Trading Group of Japan ("Citizen"), the Company has not recognized revenue from the sale of Carrera Golf branded products since September 30, 1998. The Company is currently reviewing its relationship with Citizen and its licensing arrangement with Carrera.

         The 1999 Merger was accounted for as a purchase of the Company by Golf One in a "reverse acquisition" because the pre-existing stockholders of the Company did not have voting control of the combined entity after the 1999 Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal entity is not considered to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (Golf One), including any comparative prior year financial statements presented by the combined entity after the business combination. Accordingly, the financial statements of the Company presented herein are the comparative historical financial statements of Golf One, the accounting acquirer, with accompanying disclosure concerning the change in capital structure effected at the acquisition date.

         In connection with the 1999 Merger, the Company changed its fiscal year end from September 30th to March 31st, which is the fiscal year end of Golf One.

         Golf One was located in Santa Maria, California at the time of the 1999 Merger but has since moved the Company's operations to its facility in San Luis Obispo, California. The Company's corporate offices will house its internet operations and currently is the site of all shipping and fulfillment as well as financial services, customer service, order administration and an outbound call center. Currently the Company's equipment assembly operations are sourced out to two golf equipment production centers located in San Luis Obispo and Palm Springs, California. Golf One did operate three separate call centers located in Irvine, Ventura, and San Luis Obispo, California until May 31, 1999, at which time the Company moved its operations from Santa Maria to San Luis Obispo, where it currently occupies space for all of its operations. See Item 2, "Description of Property" below.

         As part of the 1999 Merger, Messrs. Arnold Guttenberg and Cliff Cozier resigned as directors of the Company. Mr. Kenneth Krausman remained as the sole director of the Company, and Mr. Alfonso J. Cervantes and Mr. Robert J. Friedland were appointed directors of the Company. The Board of Directors also appointed Mr. Cervantes as President, Chief Executive Officer, Chairman of the Board and Secretary of the Company, Mr. Joseph A. DePanfilis as Executive Vice President, Mr. Richard S. Schonfeld as Chief Financial Officer and Treasurer, and Mr. Krausman as Senior Vice President, Business and Legal Affairs. Mr. Krausman resigned from all of his positions with the Company on September 1, 1999. Messrs. Cervantes and Friedland resigned from all of their positions on October 14, 1999 in connection with a certain Succession Plan and Agreement effective on October 14, 1999. (See below). Messrs. DePanfilis and Schonfeld also resigned in July, 1999 and May, 1999, respectively.

         During September 1999, the NASD notified the Company's market makers that the Company's shares would no longer be eligible for quotation on the NASD Bulletin Board on or about October 20, 1999 if the Company was not current in its reporting obligations. The Company issued a press release on October 21, 1999 stating that its shares had become ineligible for quotation on the NASD Bulletin Board pending completion and filing of the Commission reports noted above and that the Company intended to file all 1998 reports within one week and the outstanding 1999 reports in November 1999. The financial statements reflecting the 1999 Merger which were required to be filed with the Commission on an Amended Current Report on Form 8-K were not timely filed and are instead filed herewith.

         Other material developments during the Subsequent Period include the Company's execution of an agreement to transition the Company's prior management and Board of Directors. Effective October 14, 1999, the Company entered into a Succession Plan and Agreement (the "Succession Plan and Agreement") pursuant to which the existing Board of Directors and senior management of the Company were replaced with new directors and senior management. Additional information regarding the Succession Plan and Agreement is contained in a press release issued by the Company on October 19, 1999 which was filed as an exhibit to a Current Report on Form 8-K filed October 25, 1999. The Succession Plan and Agreement was also filed with the Commission as an exhibit to the aforementioned 8-K report.

         As of October, 1999 and following the implementation of the Succession Plan and Agreement, the Company and the new Board and management team have adopted immediate near-term and long-term business strategies. The immediate strategies address the following objectives:

         1. Bring the Company current in its Securities and Exchange Commission reporting obligations;

         2. Restructure existing obligations with creditors and taxing authorities;

         3. Access additional capital through available equity sources;

         4. Modify business operations to attain profitability including the introduction of certain new products; and

         5. Complete the acquisition of the assets of the golf equipment division of GPG (the "Player Acquisition"), which division is known as Gary Player Golf Equipment (hereinafter "GPGE").

There can be no assurance that the Company will be successful in achieving any of the above-stated objectives.

        The near-term business strategy is to fully capitalize on the rights received under the Licensing Agreement to use the Gary Player brand name. One of the most successful international golfers of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. Should the Company complete the acquisition of GPGE, the Company will be in a position to market and sell an expanded array of golf equipment and accessories worldwide. The assets of the golf equipment operations of GPG include principally two licenses which together give the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player, the professional golfer, and ancillary marks, including Black Knight and the Knight's Head Logo, in connection with the manufacture, marketing and distribution of golf clubs, accessories and apparel for an annual license fee and a royalty payable based on net receipts. As part of the Player Acquisition, the Company will also acquire existing sub-licenses based on the Player licenses and accounts receivable. The inventory previously owned by GPG has been transferred to the Company as part of the terms of the Company's Licensing Agreement with GPG entered into on November 1, 1996 between the Company and GPGE (the "Licensing Agreement").

         The Company is exploring the possibility of expanding its internet sales strategy over the coming months and creating strategic alliances to further market the Company's products. Additionally, it is the Company's objective to increase direct response television marketing through utilization of an infomercial featuring Mr. Player and the continued telemarketing activities that have been the primary source of revenue to date. Over the longer term, the Company looks to engage in strategic acquisitions of golf related businesses that complement or diversify the Company's existing product mix and if the Company completes the Player Acquisition, enter into sub-license agreements with third parties. There can be no assurance that the Company will be successful in achieving any, or all, of the above-stated objectives.

         The Company implemented a one-for-three stock split in July 1998 and a one-for-twenty stock split in May 1999. In addition, Golf One shareholders received one (1) share of the Company's Common Stock for each two (2) Golf One shares owned at the date of the 1999 Merger. Unless otherwise indicated, all references to the Company's Common Stock in this report give effect to both of these stock splits.

HISTORICAL

         Grafix Time Corporation, the Company's predecessor, was originally incorporated as "Mont Blanc Resources, Inc." under the laws of the State of New York on April 16, 1986. The Company's name was changed to Grafix Time Corporation on December 11, 1989. Through June, 1991, the Company was in the fashion sports watch and electronic jewelry distribution business. During June, 1995, the Company bought the license to use the Carrera (R) brand name in an asset purchase agreement with Sports Equipment Technology Company, Inc., a privately-held Colorado corporation doing business as Carrera (R) Golf ("SETCO").

         The Company's operations and sales of golf apparel and golf-related equipment commenced in January, 1996. In 1996, the Company finalized an exclusive distribution agreement with Citizen, and obtained its first orders for golf products from Citizen. During the fiscal year ended September 30, 1997 and through the Company's fiscal year ended September 30, 1998, the Company expanded its line of golf products, entered into new distribution agreements with distributors in Asia, and continued to supply golf clubs, bags, and accessories to Citizen.

         On July 30, 1998, the Company reincorporated in Delaware pursuant to a merger agreement by which Grafix Time Corporation, a New York corporation, merged with and into Grafix Corporation, a Delaware corporation (the "1998 Merger"). A Certificate of Merger was filed with the Delaware Secretary of State. As a result of the 1998 Merger, the Company has a new Certificate of Incorporation and adopted new By-laws under the Delaware General Business laws, a copy of which documents were filed as exhibits to Grafix' Current Report on Form 8-K filed with the Commission on August 7, 1998 and which exhibits are hereby incorporated by reference. The Certificate of Incorporation and Bylaws of the Company resulting from the 1998 Merger continue to be the Certificate of Incorporation and Bylaws of the Company after the 1999 Merger which merger is described below.

         As of December 31, 1997, Citizen was the Company's primary customer, accounting for over ninety percent (90%) of the Company's sales. In October, 1998, Citizen withheld payment for a substantial order, citing concerns about the ability of the Company to continue operations. Citizen also claimed an offset for certain returned goods from 1996. The Company essentially discontinued its operations in September, 1998 and began searching for a suitable merger candidate.

PRODUCTS

         The Company's principal products are golf clubs sold under the Gary Player Black Knight trademark. The Company intends to launch a year 2000 line of products.

         The Company custom assembles each set of golf clubs based upon the customer's physical attributes, golfing ability and personal preferences. The Company obtains this information from a 20-point survey completed with the customer at the time of order. The survey elicits information about the customer's physical attributes, such as his or her gender, age, height, weight, arm length and hand size, as well as information about the customer's golfing ability, such as his or her handicap, swing speed and the number of years playing golf. Using this information, the Company chooses the appropriately weighted club head, the flex and length of the club shaft, and the customer's preferred grip to fit a golf club to the particular needs of the customer. The Company offers a variety of grips to its customers, which vary as to gender and size, as well as by special need, such as arthritic grips.

         As noted above, the Company completed the acquisition of Rhino in June 1996 as a result of a stock purchase agreement entered into on November 15, 1995. From November 1995 through January 1997 Rhino sold golf clubs and accessories under the Rhino Rifle and Bob Mann brand names. After the termination of the Mann licensing agreement in January 1997, Rhino discontinued active production and sale of its branded products. In February 1997, Grand Prix commenced sales of golf clubs and related golf accessories under the logo Gary Player Gran Prix brand. The Company ceased selling the Gary Player Gran Prix branded golf equipment during April, 1999 following the completion of the 1999 Merger.

         GARY PLAYER BLACK KNIGHT CLUBS

         The Company's principal line of golf clubs is the Gary Player Black Knight line, which is available for men, women, seniors and juniors. The Gary Player Black Knight line currently consists of titanium irons, a titanium driver and woods.

         BLACK KNIGHT Ti-162 TITANIUM IRONS. Golf One introduced the Black Knight Ti-162 irons in November 1997. A set of Ti-162 irons includes 8 clubs, consisting of the 3 through 9 irons and a pitching wedge. Golf One also marketed a 1 iron and a 2 iron. The Ti-162 irons feature club heads with titanium-face inserts, which are oversized, deep cavity backed and perimeter weighted to provide the most forgiveness for off-center hits. The club heads have a low center of gravity to promote increased lift, distance and accuracy. The club shafts are made from lightweight 100% high modulus graphite for greater strength.

         BLACK KNIGHT Ti-162 TITANIUM DRIVER. The Black Knight Ti-162 titanium driver, which was introduced by Golf One in December 1997, features an oversized, perimeter-weighted club head which is 25% larger than most oversize metal woods and provides a larger "sweet spot" and increased hitting area. The driver's 58-gram graphite shaft is 25% lighter than standard graphite shafts. The lower overall weight and design of the titanium driver promotes increased swing speed and reduces twisting on off-center hits.

         BLACK KNIGHT Ti-162 TITANIUM WOODS. Golf One introduced its Black Knight Ti-162 3 and 5 woods in June 1998. These woods feature titanium club heads developed exclusively for the Company by Tom Stites, a noted golf club designer.

         The Company additionally has in development its year 2000 series which includes the Gary Player Aluminum Bronze Par Saver Wedges in 55 degree and 60 degree versions, the Gary Player Black Knight Titanium driver and the Gary Player Black Knight Chromium 3, 5, and 7 Fairway Woods, and plans on marketing these clubs once their development and testing is complete.

         The Company's golf clubs are assembled using components (heads, shafts and grips) purchased from third-party manufacturers. See description under "Raw Materials" below. The Company in collaboration with Gary Player and GPG, selects the shafts and grips for its clubs from prototypes designed and developed by component manufacturers based on aesthetics and features popular in the market at the time. With the exception of the heads, the Company does not design its own golf club components; rather, with input from Gary Player and GPG, it has worked closely with its component manufacturers and designers to modify their proprietary components when necessary to meet the Company's specifications. The Company may commission the development of club components (in addition to the heads) in the future if it believes that components with broad consumer acceptance are not being made available to the Company by its manufacturers.

         The Company as Grafix Corporation designed, developed, assembled and distributed high-quality golf products, clothing and accessories worldwide utilizing the Carrera (R) brand name and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmbH, a subsidiary of Safilo SpG ("Safilo"), owner of the Carrera brand name. The Company as Grafix Corporation ceased operations in September, 1998, which included production and distribution of the Carrera brand name products. The Company has a limited quantity of Carrera (R) branded inventory which it will retain for resale and/or liquidation if it does not pursue the sale of further Carrera branded golf equipment.

         The Company did produce and sell Rhino Rifle and Bob Mann brand name golf products as well as the Gary Player Gran Prix brand name line of products through its two subsidiaries, Rhino and Gran Prix, but discontinued such lines on or about January, 1997 and April, 1999, respectively.

MARKETING AND SALES

         Rhino commenced the sale of its Rhino Rifle and Bob Mann branded products from August 1995 to January 1997. From February 1997 through the 1999 Merger, Gran Prix marketed and sold the Gary Player Gran Prix golf clubs and accessories. Subsequent to the 1999 Merger, the Company has had limited sales of its Gary Player branded products, golf equipment and accessories due to working capital constraints. The Company has been developing and test-marketing new products in anticipation of the introduction of several new product lines for the year 2000. Through March 31, 1999 the subsidiaries marketed their products through direct telemarketing. Since the 1999 Merger, the Company has also marketed it products by direct telemarketing. Gran Prix had three separate call centers until February, 1999, when it shut down operations at its Irvine, California call center. After April, 1999, the Company maintained two call centers in addition to its principal headquarters in Santa Maria, California until it moved its primary operations to its San Luis Obispo, California call center and shut down the remaining call centers in the spring and summer of 1999. See description of facilities under Item 2, "Property" below.

         The Company, through its subsidiaries, employed at March 31, 1999 89 persons who supervised, acted or assisted in the telemarketing operations. While the Company has substantially reduced its telemarketing staff due to working capital constraints since March 31, 1999, it still utilizes telemarketers as a primary means of sales to customers.

         Substantially all of the Company's sales are paid for by credit card. Rhino entered into a merchant account agreement with Cardservice International, Inc. ("CSI") on August 27, 1996 and Gran Prix entered into a separate merchant account agreement on November 10, 1997, pursuant to which agreements CSI provided Golf One credit card processing services and which agreements has been utilized by the Company after the 1999 Merger. The Company is dependent upon CSI to timely process, collect and accurately report customer payments to avoid delays in collection. CSI has the right to withhold all or a portion of the proceeds from sales as a reserve against customer charge-backs and returns. Due to a high volume of returns and declining sales due to working capital constraints subsequent to the 1999 Merger date, CSI has not been issuing all customer accounts with return credits and has been withholding between 50% and 100% of gross sales and applying it against prior customer charge-backs. The Company intends to commence negotiation with CSI to amend its current agreements with them regarding customer purchases by credit card.

         The Company believes that since it markets its golf clubs through direct marketing channels, which do not allow customers to examine and handle the golf clubs prior to purchase, it has to offer customers a meaningful right to return the clubs. Under the Company's current policy, customers may return golf clubs for a full refund (excluding shipping and handling charges) generally within 60 days after they are received.

         The Company offers returned products as demonstration models at significantly reduced prices, after cleaning and refurbishing the product. Demonstration models are sold at prices generally ranging from 65% to 75% of the clubs' original price, and accounted for approximately 18% of gross sales for the twelve months ended March 31, 1998 and 21% of gross sales for the twelve months ended March 31, 1999.

         During the year ended March 31, 1999, the Company commenced the development of a new program whereby it offers new purchasers of clubs certain incentives to "waive" the 60-day buy-back right. These buy-back waivers can include bonus clubs, golf balls, golf tip videos, and under certain circumstances, cash discounts. Based on preliminary results, management believes it can reduce its returns to an estimated 35% rate from a 40% to 50% rate which has a significant impact on the Company's prospective operating results.

         The Company's strategic plan calls for the significant decrease of outbound telemarketing activities to concentrate on inbound sales pursuant to its infomercial and internet-driven strategies. Since May, 1999, the Company has had its website operational on which it advertises the Company and its products. The Company anticipates utilizing the website for future sales. See "Business Strategy" below.

INTELLECTUAL PROPERTY

         The Company utilizes the name Gary Player, Black Knight and the Knight's Head logo as well as Gary Player's likeness (collectively, the "IP") for its products and advertising pursuant to the Licensing Agreement dated November 1, 1996 with GPGE, a division of GPG. Under the terms of the Licensing Agreement, the Company has the exclusive domestic direct marketing rights to the use of the IP in connection with the sale of golf equipment and apparel in its marketing and selling efforts over the internet, infomercials, direct media and telesales until 2016.

         On November 1, 1997, Golf One executed an Asset Purchase Agreement ("APA") with GPG to acquire the principal assets of GPGE, including the Player Licenses. The parties are currently negotiating an Amended and Restated APA. As of March 31, 1999, the APA had been amended several times but has not been consummated. The acquisition of the Player Licenses, if consummated, would grant the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player and ancillary marks in connection with the manufacture, marketing, distribution and exploitation of golf clubs, accessories and apparel. The Company would have the right to sublease these rights and would intend to aggressively seek sublicensees to maximize royalty revenues if the APA is completed. There can be no assurance that the Company will be able to consummate the Player Acquisition and acquire the Player Licenses.

         At October, 1999, the Company was in default of certain provisions of the Licensing Agreement. These defaults have been remedied by payments of $555,000 to GPG and Marc Player. In connection with these payments, the Company and GPG executed two amendments by letter to the Licensing Agreement, one of which amendments was filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1998, filed with the Commission on November 9, 1999, and the other of which is filed herewith.

BUSINESS STRATEGY

         The Company's Strategic Plan is to position the Company as an internet-driven direct marketing golf equipment company in addition to its telemarketing sales. The Strategic Plan also calls for the expansion of international marketing activities to fully exploit the Gary Player name.

         Until October 14, 1999, GPG's relationship with the Company was that of a licensor of the Gary Player name for the direct marketing of Gary Player branded golf equipment and accessories in North America principally through telemarketing activities. Effective as of October 14, 1999 Marc Player, Mr. Player's son, and Pamela Campbell, the Controller of GPG, were appointed two of the three members of the Board of Directors of the Company along with Thomas P. Gallagher, who became the Chairman of the Board of Directors. Also, as of October 14, 1999, the Company's Licensing Agreement with GPG was in default as a result of the Company's failure to satisfy certain provisions of the Licensing Agreement including the failure to make certain royalty payments, the failure to meet certain sales minimums and the failure to pay miscellaneous other charges under the Licensing Agreement. As of November 9, 1999 and November 11, 1999, the Company and GPG executed certain amendments to the Licensing Agreement and the Company is no longer in default as of the date of this report. The Company has made payments to GPG and Marc Player totaling $555,000 since October 14, 1999.

         In addition, Gary Player, GPG and the Company anticipate finalizing the APA which will allow the Company to market, sell, distribute and sublicense premium golf equipment and accessories worldwide under the Gary Player name. Upon the completion of the APA, GPG will be one of the largest shareholders of the Company. On October 28, 1999, Marc Player became the interim Chief Executive Officer of the Company. Furthermore, Mr. Gary Player plans to become more actively involved in the design of the Company's golf equipment and in assisting the Company in forming strategic relationships to assist the Company in many areas including advertising and internet sales. Mr. Gary Player has also pledged to assist the Company in making available his worldwide business and financial contacts to create licensing and acquisition opportunities for the Company.

         INTERNET MARKETING

         A historically unprecedented amount of publicity has been generated about the internet and its impact on the American culture and commerce in the last several years. Management believes it is well positioned to capitalize on this fundamental paradigm shift in the commercial and informational processes of the American and international consumer through the merger of Grafix and Golf One. Due to Golf One's status as a direct marketer, the Company will benefit from Golf One's existing infrastructure.

         The Company's strategy for its internet advertising is to create a highly interactive and graphically attractive internet site integrating animation, live and recorded video, interactivity and commerce to inform, entertain, and provide a convenient and enjoyable place for e-commerce via the Gary Player Pro Shop, while concurrently creating a lower cost sales and marketing channel for the Company. The strategic plan is designed to increase revenues, lower corporate expense, increase margins and result in an inexpensive generator of leads as well as an overall marketing tool.

         Within the context of the Company's plan is the aggressive development of an e-mail database of golfers, both domestic and internationally. This data base will lend itself to the creation of "The Gary Player VIP e-club," offering golfers a broad array of services ranging from monthly newsletters and golf tips, announcements of new products, discounted clubs and accessories, and news information. The e-communications will have a number of embedded links to the Company's website, allowing the golfer to inspect the product, check competitive price points, obtain news, order products and ultimately check the status of existing orders. With respect to ordering products, the customers will be able to custom design their own equipment utilizing point and click technology to specify components such as shafts, heads and grips. The Company is currently evaluating vendors and other professionals who can develop the Company's internet site to accomplish the above goals.

         To generate significant traffic for the Company's website, in addition to the e-marketing program described above, the Company intends to implement a multi-pronged approach: (i) utilize Gary Player as a spokesman to promote the website in all media; (ii) produce and broadcast quarterly thirty minute "webcasts" concurrent with major tournaments such as the Masters or the British Open featuring Gary Player during which he will detail the tournament history, the course upon which the tournament is being held, some of the history of golf's legends, and provide tips for viewers who log on; (iii) use print and electronic advertising placed in conjunction with Tradewell, Inc., an international barter and media placement company; (iv) utilize Company infomercials (being developed) to promote the website; and (v) pursue a campaign to form strategic alliances with numerous high traffic sites, ranging from sports to business, designed to link traffic flows and in certain cases share revenue.

         In addition to creating more widespread internet presence through expansion of its existing website, the Company is launching a program to identify and acquire high traffic golf-content internet sites which can be consolidated under the Gary Player brand name.

         Golf One has already implemented a number of web-based promotional programs designed to generate direct marketing leads. These programs, which include sweepstakes and product giveaways, were carried on Golf One's web site as well as on other web sites whereby Golf One sponsored an annual Gary Player sweepstakes inviting visitors to the Golf One web site to enter sweepstakes for a chance to win golf clubs, other golf products and, for first place winners, the opportunity to play nine holes of golf with Gary Player. The information obtained from the sweepstakes entry forms is then used by the Company in its telemarketing efforts and contributes to a mailing list for the Company's catalogs.

         The Company intends to invest a significant portion of the proceeds of any financing received from any public or private offerings to increase advertising of its website and create or obtain additional content for its internet activities.

         STRATEGIC ACQUISITIONS

         The Company has commenced a program to identify and acquire certain golf related companies or assets of companies which are consistent with its strategic plan of increasing revenues and earnings. These acquisitions will be sought pursuant to certain specific profiles which range from strategic synergy to valuation and financing availability.

         OTHER MARKETING AND EXPANSION STRATEGIES

- Increase Direct Response Television Marketing. The Company believes that direct response television will generate substantial additional inbound sales which, by definition, decreases product returns as a percentage of sales. Direct response television includes infomercials and direct response commercials. This direct marketing channel generates sales through customers calling the Company as compared to telemarketing, where the Company initiates the call. In addition to generating sales, direct response television is expected to increase consumer awareness of the Company's products and brand name, thereby enhancing the effectiveness of other marketing activities. In December 1998, Golf One entered into a strategic alliance with Caudill and Associates, a prominent international infomercial producer and direct marketer. Pursuant to the terms of the agreement, Golf One completed principal photography in December 1998 with Gary Player for an approximately thirty minute infomercial for its Black Knight Par Saver state-of-the-art wedges and a two minute direct response commercial for the Heavy Hitter, a training aid.

- Create and Distribute Mail Order Product Catalogs. The Company believes that it can increase sales and exposure as well as drive sales to its internet site through targeted mailings of product catalogs to existing and potential customers. The Company anticipates that its catalogs will feature products of both the Company and its sublicensees as well as other manufacturers.

- Establish International Marketing Operations. Golf One's marketing of Gary Player products has been limited to the United States and Canada under its Licensing Agreement with GPGE. The proposed Player Acquisition will allow the Company to expand into global marketing. The Company expects that its international marketing efforts will focus on sublicensing, joint venture and other arrangements for the marketing and distribution of Gary Player golf products on a territory and/or product specific basis. The Company believes that Mr. Player's international reputation will be valuable in creating international interest in the Company's products.

- Increase Advertising and Trade Show Participation. The Company believes that its overall sales efforts will be enhanced by greater consumer recognition of the Company and its products. The Company intends to increase its expenditures on print advertising in various golf and golf-related publications and golf and direct marketing industry trade shows to create consumer awareness.

- Telemarketing Activities. Virtually all of Golf One's sales have been generated through telemarketing prior to the launch of its website in the spring of 1999, which has led to excessive product returns. The Company will begin to focus more on internet driven sales and streamline its telemarketing efforts by updating its technology and increasing training of its sales representatives. Prior to the 1999 Merger, Golf One began this process by consolidating its telesales operations, terminating a significant number of telemarketers, as well as a number of middle managers, resulting in the substantial reduction of its overhead.

COMPETITION

         The markets for the Company's golf clubs and accessories are highly competitive and contain limited barriers to entry. The Company competes primarily on the basis of providing higher quality products at lower price points. The Company competes with golf equipment manufacturers and marketers as well as manufacturers and marketers of other sporting equipment that offer consumers products with similar entertainment or recreational value, such as ski and tennis equipment. Many of these competitors are well-established companies with broad consumer recognition and greater financial, marketing, distribution, personnel and other resources than the Company. The Company's major domestic competitors for its irons and metal woods are Callaway Golf, Taylor Made, Titleist, Cobra and Ping. New product introductions and/or price reductions by competitors continue to generate increased market competition and the Company believes that such competition may cause it to lose some of its market standing and may negatively affect sales. None of these companies are specifically engaged in the direct marketing of their product. It is management's opinion that the existing major manufacturers will not enter the direct marketing business due to the conflict that may be created with their critical retail relationships. In addition, the Company is aware of a number of companies that use infomercials and websites to sell golf clubs (principally specialty clubs).

         Competition in the market for golf apparel is also extremely competitive. The Company intends to compete in this market by attempting to establish the Gary Player brand and offering, principally through sublicensees, a variety of products at various price and quality levels. In the golf apparel market, the Company will compete with a large number of manufacturers and retailers of golf and other sports apparel and casual and outerwear. There can be no assurance that the Company will be able to compete in any of the markets in which it currently participates successfully.

RAW MATERIALS

         Golf One selected its suppliers primarily on the basis of quality, price, payment terms and delivery capability. The Company believes that the continued use of components from manufacturers with wide brand-name recognition and favorable consumer perception will facilitate sales of its golf clubs and maintain quality.

         The Company assembled its golf clubs through March 31, 1999 at its principal facility in Santa Maria, California. The Company received the component parts for the clubs from several different suppliers, including the following:

- Heads for the Ti-162 Woods were supplied by a manufacturer in Taiwan (35%) and for the Ti-162 Irons, a separate manufacturer in Taiwan (35%);

- Grips for all of the clubs were supplied by Golf Pride Tour Wrap Grip (90%) and Avon Chamois Grips (10%);

- Shafts for the Ti-162 Woods were supplied by Grafalloy (65%) and for the Ti-162 Irons, by Aldila (35%);

- Ferrels, which are the plastic fixtures on the clubs that conceal the connection between the shaft and head, were exclusively supplied by Probuilt Golf.

         The Company has ordered its heads for the ParSaver Wedges, the Chromium Fairway Woods and the new Titanium Driver from another manufacturer in Taiwan. The source of the other parts is yet undetermined.

         Historically, because of working capital constraints, Golf One generally had been required to pay for components upon shipment, which has resulted in delays in filling orders from customers. During the fiscal year ended March 31, 1999 and thereafter, the Company has periodically experienced order interruptions due to the Company's inability to timely pay for its components. Certain of the Company's suppliers have cancelled their shipments since March 31, 1999. Consequently, the Company has sought to establish relationships with alternate suppliers of its component parts. Certain of the Company's suppliers have initiated proceedings against the Company for lack of payment on inventory received. See description of such proceedings under Item 3, "Legal Proceedings" below.

         At March 31, 1999, golf clubs were shipped directly to customers via UPS ground delivery service generally within two to three weeks from the date of order. The Company began using Federal Express for delivery of its product in August, 1999. The Company believes that increasing its inventory of components will enable the Company to fill orders more quickly, which could reduce order cancellations.

SEASONALITY

         In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the third and fourth quarters. The Company's business generally follows this seasonal trend and the Company expects this to continue. Unusual or severe weather conditions may compound these seasonal effects.

EMPLOYEES

         At March 31, 1999, the Company, through its subsidiaries, had approximately 135 full-time employees, including 89 in sales and marketing, 20 in customer service and support, 10 in production, 13 in general administration and finance and 3 salaried executives. None of its employees were covered by a collective bargaining agreement.

         As of November 1, 1999, the Company employs approximately 40 full-time employees, including 12 in sales and marketing, 14 in customer service and support, 5 in production and 9 in general administration and finance.

         Additionally, the Company at March 31, 1999, employed several independent contractors who acted as consultants to the Company in different capacities, including in assisting in capital raising as well as in promotional capacities. See description of such consultants under Item 12 "Certain Relationships and Related Transactions" below.

         Gran Prix has an outstanding obligation to the Internal Revenue Service (the "IRS") for unpaid taxes in the amount of $1,134,000.00. The Company has reached an initial agreement with the IRS to make monthly payments to satisfy this obligation. Certain payments have been made but the Company is trying to obtain more favorable terms to make the payments.

         The Company is aware of a claim by the State of California Employment Development Department (the "EDD") for taxes owed by Gran Prix. The Company is negotiating a payment plan with the EDD and intends to satisfy the obligation by June 30, 2000. See Item 3 "Legal Proceedings" below.

         On or about July 14, 1999 a fine was assessed against Gran Prix by the State of California Department of Industrial Relations-Division of Labor Standards Enforcement in the amount of $57,000.00. Gran Prix has not made any payments in satisfaction of this debt but intends to fully satisfy this obligation within the next twelve months. See Item 3 "Legal Proceedings" below.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

         Golf One's direct marketing operation, which is now operated by the Company, is subject to numerous federal and state regulations, as well as general public scrutiny. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers to between 8:00 a.m. to 9:00 p.m. and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and the Federal Trade Commission ("FTC") regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorney general have authority to prevent telemarketing activities that constitute "unfair or deceptive acts or practices." Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

         The infomercial industry is also regulated by the FTC, as well as by the Consumer Product Safety Commission, the Federal Communications Commission, various states' attorney general and other state and local consumer protection agencies. The Company's marketing activities and/or products may become subject to the scrutiny of each of these regulatory agencies. Compliance with regulations promulgated by these agencies is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. Noncompliance by the Company with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

         Prior to the 1999 Merger, Grafix's operations were located in Denver, Colorado as well as maintaining a warehouse for inventory in Japan. Upon discontinuance of the Company's operations and in tandem with consummation of the 1999 Merger, the Company's operations were moved to the California facilities occupied by Golf One.

         At March 31, 1999 the Company occupied approximately 23,000 square feet of space in Santa Maria, California pursuant to a sublease agreement dated January 20, 1995 between Comstream Corporation and Rhino. The term of the lease was forty-five (45) months ending October 31, 1998 at a monthly rent of $12,650 for the final year. Pursuant to the terms of the sublease, the sublessor was responsible for the property insurance, property taxes and maintenance of the subleased space, but the Company was responsible for the difference between any increases in the property insurance and taxes from the base year amount. The Company was a holdover subtenant from November 1, 1998 through July, 1999, at which time the Company relocated its principal operations in its current facility in San Luis Obispo. The sublessor has instituted legal proceedings against the Company on the sublease, which is more fully described below in
Item 3, "Legal Proceedings."

         The Company also maintained a call center in Irvine, California until February, 1999, under a lease agreement dated November 25, 1998 between Barclay Associates and Golf One. The lease was for 3,424 square feet of office space for a term of three years from December 15, 1998 through December 14, 2001 at a monthly rent of $4,965.00.

         The Company also maintained a call center in Ventura, California under a sublease agreement dated June 24, 1997 between Fugro West, Inc. and Golf One. The sublease was for 2,200 square feet of office space for a term of six months from July 1, 1997 through December 31, 1997 at a monthly rent of $2,574.00 and the Company was additionally responsible for interior janitorial services and its pro-rata share of the cost of utilities. The sublease provided one three year renewal option at an increased rent. The Company renewed the lease for an additional two years to December 31, 1999, and maintained operations at the facility through May, 1999, at which time the Company shut down its call center operations in the Ventura facility. The sublessor obtained two judgments against the Company on February 9, 1999 in the amount of approximately $77,000. See description of the suit under Item 3 "Legal Proceedings" below.

         The Company currently occupies the space in its San Luis Obispo, California facility previously utilized as a call center as its principal place of business pursuant to a month to month lease dated October 5, 1995 between Volny Investment Co. and Rhino. The leased space consists of 2,660 square feet of office space at a monthly rental rate of $1,650 for the first six months, $1,800 for the next seven to twelve months and after twelve months, an increased monthly rent of either 3% or the CPI increase for the next twelve months based upon the previous twelve months' ending base rent. Currently, the monthly rental being paid under this lease is $1,970. Under the terms of the lease, the landlord is responsible for all common area maintenance expenses, real estate taxes and insurance and the Company is responsible for the maintenance of the interior portion of the space and its HVAC system as well as the Company's utilities including water, sewer and gas. On October 29, 1999 the Company received a notice to terminate the rental agreement between the parties and consequently will vacate the premises on or before December 31, 1999. The Company does not anticipate any material adverse financial impact to the Company's operations if it relocates its operations in the San Luis Obispo, California area after December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

         On or about December 21, 1998, a lawsuit was brought against the Company in the District Court of Arapahoe County, Colorado by the Company's landlord to recover amounts due under the Company's lease of office space in Englewood, Colorado. The suit alleges a breach of the lease by the Company and seeks monetary damages in the amount of $20,266. The Company's new Board and management team are evaluating the Englewood lease and this action to determine the Company's position as of the date of filing this report.

         In September 1997 a lawsuit was brought against the Company in the County Court of Tarrant County, Texas by J. Russell Walker, the Company's former vice president. The suit seeks damages related to an alleged breach of a 1996 employment agreement and other damages. The Company is currently negotiating a settlement of this matter. The Company has accrued the amount of the claim ($20,000) for the settlement and legal costs, but management believes that the cost of settlement will not exceed the amount accrued on its books and believes that it can settle this claim for approximately $16,000.

         On or about January 29, 1999 a lawsuit was brought against the Company in District Court, City and County of Denver, Colorado by Patrick Burke. The suit alleges breach of contract and seeks monetary damages and the issuance of shares of the Company's common stock in connection with a 1994 independent contractor agreement. The Company's new Board and management team are evaluating such agreement and this action to determine the Company's position as of the date of filing this report. The Company has accrued the full amount of the claim ($135,000) at September 30, 1998.

         On or about April 20, 1999, a lawsuit was brought against the Company and Mr. Kent Krausman in the District Court, County of Arapahoe, Colorado by General Motors Acceptance Corporation for $8,573 in unpaid lease payments. This action arises from an alleged breach of a lease agreement between the Company and GMAC. The Company intends to settle this matter within the next thirty to sixty days.

         The Company has been notified of a claim by CSI, a provider of credit card processing services. Rhino entered into a merchant account agreement with CSI in August, 1996 and Gran Prix entered into a similar agreement in 1997 and which agreements were assumed by the Company in the 1999 Merger. CSI alleges a breach by the Company of the merchant account agreements and is currently withholding the proceeds from sales by the Company as payment against amounts owing for customer charge-backs and returns. The Company intends to negotiate with CSI to try and reach an agreement whereby the Company may utilize a portion of the proceeds from sales while the debt is being repaid.

         The Company has been notified of a claim in the amount of $532,500 under a license agreement between Carrera Optyl Marketing GmbH ("Carrera") and Grafix. The claim is for payment of asserted royalties. The Company is evaluating this claim as of the date of this report.

         The Company has been notified of a potential claim by Mr. Jack Cancellieri, who provided a $1,000,000 bridge loan to the Company in March of 1998. The loan was converted into shares of Common Stock of the Company in connection with the 1999 Merger. Mr. Cancellieri is alleging fraudulent inducement in connection with the conversion of his loan in April 1999. The Company is attempting to settle this matter through the issuance of additional shares of Common Stock.

         Gran Prix has an outstanding obligation to the IRS for unpaid taxes in the amount of $1,134,000.00. The Company has reached an initial agreement with the IRS to make monthly payments aggregating $30,000 to satisfy this obligation. Certain payments have been made but the Company is trying to obtain more favorable terms to make the payments.

         The Company has been notified of a claim arising from loans made to Golf One by Nissho Iwai American Corporation, Nissho Iwai Logistics, Autrans Corp., and N.I. Logistics American Corp. (collectively "Nissho"). A settlement agreement was reached between the Company and Nissho in March of 1999, however, the Company is in breach of that agreement. The amount currently outstanding to these parties is approximately $870,000. The Company intends to renegotiate with Nissho to fulfill its obligations under the settlement agreement.

         On or about May 5, 1998 a lawsuit was brought against the Company and Rhino in California Superior Court for Santa Barbara County by ComStream Corporation, former landlord to Rhino. The dispute arises from a default by Rhino under a sublease for the former premises it occupied in Santa Maria, California. ComStream obtained a judgment against Rhino in the amount of $248,242.50, however, the parties entered into a settlement agreement under which ComStream would accept $138,250 provided the amount is paid in certain installments. The Company has paid a substantial portion pursuant to the agreement, however, there is still an outstanding obligation and a dispute exists as to how much is owed by the Company for certain repairs which were made to the property after the Company vacated the premises. The Company intends to resolve the dispute regarding repair costs and satisfy its remaining obligations under the settlement agreement.

         On or about May 11, 1999 a lawsuit was brought against the Company in California Superior Court for Los Angeles County by Robert Murphy, The Murphy Family Trust, Alex Trebek, and Gargoyle Productions, Inc., Futura Investments, Inc., Donald Bergman, Future Investments, Inc. Defined Benefit Pension Plan and Rescor, Inc. (collectively "Murphy"). The suit seeks repayment of amounts loaned to the Company or guaranteed by Murphy. A judgment against the Company was obtained by Murphy in the amount of $229,954.16 and if the Company did not satisfy the judgment, a receiver was to be appointed by the Court. The Company has made an initial payment of $25,000 to Murphy in exchange for which Murphy agreed to temporarily forego its right to have a receiver appointed as of December 1, 1999 and give the Company additional time to fully satisfy the claim. The Company settled the Murphy litigation on November 30, 1999 for $205,954.16, partially payable in cash and the issuance of 100,000 shares of Common Stock and the cancellation of the Class B Warrants held by Murphy.

         On or about June 2, 1999 a lawsuit was brought against the Company in California Superior Court for Santa Maria County by Higgins Family, L.P., Intercontinental Acceptance Corp., Corporate Communications Network, Inc. and Stephen E. Hoffman to collect $200,000 plus interest due under notes made to the Company in May 1998. The Company is attempting to negotiate a settlement of this matter.

         On or about February 19, 1999 a lawsuit was brought against the Company in the Supreme Court of the State of New York, New York County by Packquisition Corp. The suit seeks $175,000 due for services rendered in connection with printing services. The parties reached a settlement agreement whereby Packquisition agreed to accept a payment of $55,000 as full satisfaction of the debt. The Company is currently in default of the settlement agreement, however, it fully intends to satisfy its obligations under the settlement agreement.

         The Company has been notified of a claim by Direct Media, Inc. in the amount of $138,632 arising from non-payment for services rendered to the Company. The debt is currently in collection and the Company intends to initiate negotiations directly with Direct Media to satisfy this debt.

         The Company has been notified of a potential claim arising from a $100,000 loan made to the Company by Mr. Daniel A. Stephenson. On or about August 3, 1999, a settlement agreement was reached between Mr. Stephenson and the Company whereby the Company would repay a portion of the debt and the remainder of the debt would be converted to shares of Common Stock of the Company. If payment is not made in accordance with the settlement agreement a judgment will be entered against the Company.

         The Company has been notified of a potential claim arising from two loans totaling $45,000 made to the Company by Dr. Michael I. Freilich on March 14, 1999 and May 20, 1999. The Company negotiated an extension of these loans until November 15, 1999. The Company intends to settle this matter with Dr. Freilich before litigation ensues.

         The Company is aware of a claim by the State of California EDD for $90,000 in taxes owed by Gran Prix. The Company is negotiating a payment plan with the EDD and intends to satisfy the obligation by June 30, 2000.

         On or about August 11, 1999 a lawsuit was brought against the Company in California Superior Court for Ventura County by Ms. Diana Garcia, a former employee. The suit seeks damages in the amount of $70,400.00 in connection with the alleged sexual harassment of Ms. Garcia by another employee of the Company. The Company has settled this matter for $6,000.

         On or about January 11, 1997 a lawsuit was brought against the Company and Rhino in District Court, 224th Judicial District, Bexar County, Texas by PTS, TV, Inc. On or about February 9, 1999 a judgment was entered in Texas against the Company and Rhino in the amount of $69,036.96. On or about September 30, 1999 the judgment was also entered in California. The Company is currently evaluating this claim and intends to initiate settlement negotiations.

         On or about July 28, 1999 a lawsuit was brought against the Company in the California Superior Court for Ventura County by Fugro West, a former landlord of the Company. The suit seeks damages for unpaid rent and repair costs. On or about July 19, 1999, Fugro West obtained a judgment against the Company pursuant to its action against the Company for unlawful detainer. In addition, Fugro West has brought an action based upon the Company's abandonment of the lease and is seeking the amount due for future rent payments. Fugro West claims total approximately $77,000. The Company has recently initiated settlement discussions and intends to settle the matter prior to any judgment being enforced.

         On or about April 30, 1999 a lawsuit was brought against the Company in California Superior Court for Santa Maria County by Andrew F. Pollet and Sally
M. Pollet Revocable Trust (collectively "Pollet"). The suit seeks repayment of amounts loaned to the Company by Pollet. A stipulation for judgment against the Company was entered on or about April 1999 for $61,694. The stipulation provided that enforcement of the judgment would be postponed provided payment was made by April 30, 1999. No payment was ever made and judgment was entered pursuant to the stipulation. The Company has paid approximately half of the judgment but is currently in default under the agreement to pay the remaining balance. The Company intends to negotiate a new agreement to satisfy the remainder of the debt and to fulfill its obligations under such agreement.

         On or about June 21, 1999 a lawsuit was brought against the Company in California Superior Court for San Diego County by Grafalloy, L.P. for non-payment for goods provided to the Company. A judgment was entered against the Company on or about September 13, 1999 for $59,700.26 and a judgment lien on personal property was filed with the Secretary of State of California on September 21, 1999. The Company intends to initiate settlement negotiations with Grafalloy to resolve this matter.

         On or about July, 1999 a lawsuit was brought against the Company in California Superior Court for Santa Barbara County by NEC America, Inc. for failure to make payments on equipment leased to the Company by NEC America in the amount of $58,281.03. The parties have been ordered by the Court to attend a case management conference on December 7, 1999 at which time the Company hopes to negotiate a settlement with NEC America.

         On or about July 14, 1999 the Company was assessed a fine by the State of California Department of Industrial Relations-Division of Labor Standards Enforcement in the amount of $57,000.00. The Company has not made any payments in satisfaction of this debt but intends to fully satisfy this obligation within the next twelve months.

         The Company is aware of a potential claim by The Towbes Group, Inc. ("Towbes"), a former landlord of the Company. On or about, November 23, 1998 the Company entered into a lease agreement with Towbes and paid a security deposit upon execution of the lease. The Company never took possession of the premises and ultimately defaulted under the lease. The Company believes that the lease has been terminated and it has no further liability since the security deposit has been forfeited to Towbes as liquidated damages. The Company set forth its position in a letter to Towbes on or about March 31, 1999 and has not received any response, however, there can be no assurance that a claim will not be made against the Company in the future.

         Hawthorne Direct, Inc. ("Hawthorne") received an arbitration award in the amount of $40,125.59 for non-payment for media services provided to the Company. On or about July 16, 1998, the parties entered into a Media Services Agreement pursuant to which any dispute between the parties was to be submitted to binding arbitration with the American Arbitration Association. The non-payment issue was submitted to arbitration on or about August 16, 1999. The Company settled this matter on November 23, 1999 with the payment of $7,500 and an agreement to make monthly payments commencing on January 23, 2000 at the rate of $3,000 per month until the full amount of this claim has been paid.

         On or about July 19, 1999 a lawsuit was brought against the Company in California Superior Court for San Luis Obispo County by Eaton Corporation for non-payment of goods sold which obligation has been reduced to a promissory note in the amount of $29,195.74. The Company believes that the matter can be settled for less than the amount sought in the complaint and intends to begin settlement negotiations before December 31, 1999.

         In addition, certain lenders, vendors, suppliers and professionals have either threatened or instituted actions against the Company resulting from the non-payment of loans or non-payment for services or goods provided by these third parties to Company and its subsidiaries.

         The Company has received correspondence from certain parties that were shareholders of Grafix Corporation prior to the merger with Golf One requesting an adjustment of their shareholdings on the asserted grounds that Golf One had furnished misleading financial information to the Carrera shareholders. Subsequent correspondence proposes to reduce this number significantly. The Company's newly elected Board and management is evaluating these proposals as well as the potential for counter-claims against the principal pre-merger Grafix shareholders, directors, and officers. The Company does not at this time foresee litigation arising out of neither these issues nor any material adverse effect upon the Company resulting from the potential claims and/or counter-claims.

         Additionally, certain former directors and officers have sent letters to the Company requesting the payment of certain outstanding fees, salaries, and expenses incurred during their tenure as directors and/or officers.

         The Company is aware of numerous pending and threatened legal actions by customers of the Company who never received ordered merchandise or who returned merchandise pursuant to the Company's guarantee and never received a refund. Furthermore, the Company has been contacted by the Attorney General's office in several states in connection with these consumer issues. The Company is presently assessing the situation and has been attempting to resolve these claims as they arise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A majority of the Company's shareholders voted to approve the merger agreement between the Company and Golf One on March 26, 1999 and a majority of Golf One's shareholders voted to approve the merger on February 23, 1999.


                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

         The Company's Common Stock was traded only in the over-the-counter markets, and "bid" and "asked" price quotations of dealers who make a market in the Common Stock were quoted on the NASD Electronic Bulletin Board as of March 31, 1999. The Company's Common Stock was traded under the symbol
"GFIX" through August 6, 1998 at which time it began to trade under "CRRAD" until September 8, 1998, after which time it has been traded under the symbol "CRRA." The following table sets forth certain information with respect to the high and low bid prices for the Company's Common Stock for each of the quarters within the two years ended September 30, 1998. The source of the high and low bid information for the years ended March 31, 1998 and 1999 is an internet stock quotation service located at http:\\www.tscn.com. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

         Following the 1999 Merger with Golf One and Grafix, the Company's name was changed to Gary Player Direct, Inc. and its symbol was changed to GPLY. In September, 1999 an "E" was added to the symbol to indicate that the NASD had notified the Company's market makers that the Company shares would no longer be eligible for quotation on the NASD Bulletin Board on about October 21, 1999 if the Company was not current in its reporting obligations with the Commission. On October 21, 1999 the Company's shares were not eligible to be reported by market makers on the NASD Bulletin Board. The Company's securities are now traded in the over-the-counter market and accordingly the symbol was changed back to GPLY. Last trade information may be obtained for the Company's Common Stock at websites such as http:\\www.bloomberg.com and trading information for the Company's common stock may be available at http:\\www.nqb.com although it may be necessary to become a subscriber of the National Quotation Bureau to obtain this information. The Company believes that its shares of Common Stock will be eligible for quotation on the NASD Bulletin Board once all of its past due periodic reports are filed with the Securities and Exchange Commission.

         The Company implemented a one-for-three stock split in July 1998, effective August 1998 and a one-for-twenty stock split in May 1999. Unless otherwise indicated, all references to the Company's Common Stock in this report give effect to both of these stock splits.

                                                         PRICES FOR COMMON STOCK
                                                            High             Low
                                                            ----             ---
1999
Quarter Ended June 30, 1998                                $ 8.740         $3.120
Quarter Ended September 30, 1998                           $20.000         $2.000
Quarter Ended December 31, 1998                            $ 6.800         $1.860
Quarter Ended March 31, 1999                               $ 4.200         $1.300


1998
Quarter Ended June 30, 1997                                $12.500         $3.740
Quarter Ended September 30, 1997                           $25.000         $2.500
Quarter Ended December 31, 1997                            $15.000         $2.500
Quarter Ended March 31, 1998                               $ 9.360         $3.120

         As of March 31, 1999, there were approximately 356 holders of record of the Company's Common Stock.

         At November 24, 1999, the closing price of the Company's Common Stock was $6.375. The Company's Common Stock is thinly traded and prices for the Company's Common Stock may vary widely from day-to-day.

PRIVATE SALES

         There were various issuances and sales of equity securities by Golf One during the fiscal year ended March 31, 1999 and for the previous three years that were not registered under the Securities Act of 1933, as amended (the "Act") based upon reliance on Section 4(2) of the Act and Regulation D promulgated under the Act. The share amounts account for the one-for-three and one-for-twenty reverse stock splits which occurred in July, 1998 and May, 1999, respectively. The amount of shares or shares underlying warrants issued to shareholders and warrantholders of Golf One provided for herein account for the two for one 1999 Merger share exchange ratio.

         From December 1995 through April 1996, the Company issued to twenty-two purchasers units (the "Rhino Acquisition Units") comprised of an aggregate of $800,000 in notes and warrants to purchase an aggregate of 188,265 shares of Common Stock. The Rhino Acquisition Units were issued to raise capital to satisfy a condition subsequent (the "Post Closing Conditions") to which the Company agreed in connection with its acquisition of Rhino. In January 1997, the Company issued 75,000 Class A Common Stock Purchase Warrants to sixteen of the purchasers who purchased the Rhino Acquisition Units as consideration for their agreement to extend the maturity date of the promissory notes included in the Rhino Acquisition Units. In connection with the offering, (i) each of the purchasers represented to the Company, and the Company believed, that each purchaser was an Accredited Investor, (ii) the certificates representing the securities contain appropriate restrictive legends regarding resale, and (iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In connection with the offering of Rhino Acquisition Units, the Company issued warrants to purchase 51,795 shares of Common Stock to eight consultants who assisted the Company in locating investors in the offering. The Company and/or its principal executive officers or directors had a pre-existing relationship with each of the consultants and, based on this relationship, the Company reasonably concluded and believed that each of the consultants was a sophisticated purchaser and was acquiring the securities for themselves and not for other persons. Each consultant had adequate access, through their employment or other relationships, to sufficient information about the Company to make an informed investment decision. Each of the warrant certificates issued to the consultants includes a legend providing that neither the warrants nor the Common Stock issuable upon their exercise have been registered under the Act, and may not be transferred in the absence of an effective registration statement or unless an exemption from registration is available. Further, the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the warrants. Based on the foregoing, the issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In April 1996, the Company issued Class A Common Stock Purchase Warrants to purchase 20,000 shares of Common Stock to John McKey as compensation for consulting services performed for the Company consisting of the promotion of the Company's business and the investigation of strategic acquisitions. Mr. McKey represented to the Company, and the Company believed, that Mr. McKey was an Accredited Investor, and the certificate representing the securities issued to Mr. McKey contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In June 1996, the Company issued an aggregate of 402,027 shares of Common Stock upon the automatic conversion of outstanding Series A Convertible Preferred Stock in accordance with the Company's Certificate of Incorporation. The issuance of these securities was made without payment to the Company of any additional consideration and therefore was not a "sale" within the meaning of, and not subject to, Section 5 of the Act.

         Also in June 1996, the Company issued an aggregate of 26,378 shares of Common Stock to the Rhino Stockholders, who the Company believed were all Accredited Investors, in consideration of their agreement to extend the date by which the Company was required to satisfy the Post Closing Conditions. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         From June 1996 to August 1997, the Company issued an aggregate of 572,649.25 shares of Series B Convertible Preferred Stock at a price of $3.33 per share to seventy-seven purchasers, of which 85,937 shares were purchased through the conversion of $286,170 of outstanding indebtedness (the "Series B Offering"). In connection with the Series B Offering, each of the purchasers represented to the Company, and the Company believed, that they each were a "Qualified Purchaser" (as that term is defined under Section 25102(n) of the California Corporations Code), and the certificates representing the securities issued to the purchasers contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on
Section 3(b) of the Act and Regulation D promulgated thereunder.

         In connection with the Series B Offering, the Company issued as compensation to consultants who assisted the Company in locating investors in the offering (i) an aggregate of 2,500 shares of Common Stock to Andrew Pollet valued at $5.00, and (ii) 137,450 Class A Common Stock Purchase Warrants to nineteen consultants. The Company believed that each of the consultants was a sophisticated investor. The consultants had adequate access to sufficient information about the Company, including all of the information contained in the private placement memorandum used in the Series B Offering, to make an informed investment decision. The certificates representing the securities issued to the consultants contain appropriate restrictive legends regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In July 1996, the Company issued 25,000 shares of Common Stock valued at $50.00 to American Growth Fund L.L.P. ("American Growth") as additional consideration for a $250,000 loan (the "AGF Loan") made by American Growth to the Company. In April 1997, the Company issued an additional 12,500 shares of Common Stock valued at $100,000 to American Growth in consideration of the extension of the maturity date of the AGF Loan. American Growth represented to the Company, and the Company believed, that American Growth was an Accredited Investor, and the certificates representing the securities issued to American Growth contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as transactions not involving any public offering. In connection with the 1999 Merger, the principal and accrued interest on the AGF loan was converted into 81,375 shares of Common Stock of the Company issued in May, 1999.

         In July and October 1996, the Company issued an aggregate of 50,000 shares of Common Stock valued at $100.00 to John Pike, the Company's then Chief Executive Officer and, by virtue of his position with the Company, an Accredited Investor, as compensation for employment services. The certificates representing these securities contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In July 1996, the Company issued 10,000 Class A Common Stock Purchase Warrants to Robert Rein, a stockholder of the Company and a partner in the law firm Saphier, Rein & Walden, which served as legal counsel to the Company at the time of issuance, as additional consideration for a $100,000 loan made to the Company by Mr. Rein. Mr. Rein has represented to the Company, and the Company believed, that Mr. Rein was an Accredited Investor, and the certificates representing these securities contain an appropriate restrictive legend regarding resale.

The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         From August 1996 to October 1996, the Company issued an aggregate of 75,000 Class A Common Stock Purchase Warrants to John Pike, Marco Garcia, James Braden and William Bennetti, certain employees of the Company, as compensation for employment services. The Company believed that each of the employees was a sophisticated purchaser. Each of the employees had adequate access, through their employment and other relationships with the Company, to sufficient information about the Company to make an informed investment decision. The certificates representing the securities issued to the employees contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In October 1996, the Company issued 10,000 Class A Common Stock Purchase Warrants to Alex Trebek as compensation for his appearance as a spokesperson in a corporate video produced by the Company. Mr. Trebek represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In December 1996, the Company issued 22,500 Class A Common Stock Purchase Warrants to Racada Corporation, a corporation owned by Robert Rein, a stockholder of the Company and a partner in the law firm of Saphier, Rein & Walden, which serves as legal counsel to the Company. Mr. Rein has represented to the Company, and the Company believed, that Mr. Rein was an Accredited Investor. The warrants were issued as compensation for business and financial consulting services performed for the Company by Racada Corporation pursuant to a written Consulting Agreement dated October 11, 1996. The Company disclosed in the Consulting Agreement that the warrants were subject to restrictions on transfer. The Company believed that Racada Corporation would be acquiring the securities for itself and not for other persons. The value of the services provided by Racada Corporation and the value of all issuance of securities of the Company made in reliance on the exemption afforded by Rule 701 under the Securities Act during the twelve months preceding the issuance to Racada Corporation was less than $500,000. The warrant certificate issued to Racada Corporation includes a legend providing that neither the warrants nor the common stock issuable upon their exercise have been registered under the Act and may not be transferred in the absence of an effective registration statement or unless an exemption from registration is available. The Company did not engage in any general advertisement or general solicitation in connection with the issuance and sale of these securities was made in reliance on Rule 701 as securities issued pursuant to a written compensation contract with a consultant.

         In December 1996, the Company issued an aggregate of 25,000 shares of Common Stock valued at $50.00 to Futura Investments, Inc. Defined Benefit Pension Plan, Robert Murphy IRA, City National Bank Custodian, and Gargoyle Productions Ltd. Retirement Trust (the "BMT Stockholders") in consideration of an extension of the maturity date of a promissory note evidencing a loan (the "BMT Loan") in the principal amount of $400,000 made by the BMT Stockholders to the Company in June 1996.

         In March 1997, the Company issued an aggregate of 15,000 Class B Common Stock Purchase Warrants to certain of the BMT Stockholders including Forest Lake Associates, Alex Trebek and the Robert Murphy Living Trust as consideration for their guarantees of the Company's obligations under a promissory note evidencing a loan made to the Company by City National Bank in March 1997. Each of these purchasers has represented to the Company, and the Company believed, that it was an Accredited Investor, and the certificates representing the securities issued to the purchasers contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In August and October 1997, the Company issued an aggregate of 50,000 Class B Common Stock Purchase Warrants valued at $240,000 and 25,000 Class B Common Stock Purchase Warrants valued at $195,000, respectively, to Forest Lake Associates, Alex Trebek, Trustee of the Gargoyle Productions, Ltd. Retirement Trust and City National Bank, Trustee for the Murphy Living Trust, all affiliates of the BMT Stockholders, in consideration of two additional extensions of the maturity date of the BMT Loan. Each of the BMT Stockholders has represented to the Company, and the Company believed, that it was an Accredited Investor, and the certificates representing the securities issued to the BMT Stockholders and their affiliates contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as transactions not involving any public offering.

         In December 1996 and March 1997, the Company issued an aggregate of 25,000 shares of Common Stock valued at $50.00 to John Pike, the Company's then Chief Executive Officer and, by virtue of his position with the Company, an Accredited Investor, as consideration for Mr. Pike's personal guaranty of the Company's obligations under an agreement with its credit card processor. The certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In January 1997, the Company issued 7,500 shares of Common Stock valued at $15.00 to Rescor, Inc. as compensation for consulting services provided by Rescor, Inc. to the Company consisting of administrative and management services. Rescor, Inc. is a corporation wholly-owned by Donald Bergman, a former director of the Company who was serving on the Board of Directors at the time of the issuance. Accordingly, by virtue of Mr. Bergman's position with the Company, Rescor, Inc. was an Accredited Investor at the time of the issuance. The Company believed that Rescor, Inc. was acquiring the securities for itself and not for other persons. The Common Stock certificate issued to Rescor, Inc. includes a legend providing that the securities have not been registered under the Act, and may not be transferred in the absence of an effective registration statement or unless an exemption from registration is available. Further, the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities to Rescor, Inc. Based on the foregoing, the issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         In January 1997, the Company issued 10,000 Class A Common Stock Purchase Warrants to John McKey in consideration of the extension of the maturity date of a loan made by Mr. McKey to the Company in the principal amount of $100,000. Mr. McKey has represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing the securities issued to Mr. McKey contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as transactions not involving any public offering.

         In April 1997, the Company issued 6,000 shares of Common Stock to Steve Garvey for an aggregate of $120.00 and for promotional services provided by Mr. Garvey under a consulting agreement dated April 1, 1997 and which agreement is currently still in effect. See Item 12, "Certain Relationships and Related Transactions" below. Mr. Garvey represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing the securities issued to Mr. Garvey contains an appropriate restrictive legend against resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

         From May 1997 to September 1997, the Company issued an aggregate of 227,150 shares of Common Stock for cash at a price of $5.00 per share to twenty-five purchasers (the "May 1997 Offering"). In connection with the offering, (i) each of these purchasers represented to the Company, and the Company believed, that it was a Qualified Purchaser, (ii) the certificates representing the securities issued to the purchasers contain an appropriate restrictive legend regarding resale, and (iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on Section 3(b) of the Act and Regulation D promulgated thereunder.

         In connection with the May 1997 Offering, the Company issued as compensation to consultants who assisted the Company in locating investors in the offering (i) 21,490 Class A Common Stock Purchase Warrants to each of Steven Sparks, a former director of the Company, and Private Equity Partners, L.L.C., and (ii) 250 shares of Common Stock valued at $1,250 to each of Michael Freilich and Arnold Cooperman. In addition to its relationship with Steven Sparks, who was a director of the Company and, by virtue of his position with the Company, an Accredited Investor at the time of the issuance, the Company had a preexisting relationship with each of the other consultants who received securities in the issuance. Based on the Company's relationship with each of the consultants, the Company believed that each of the consultants was a sophisticated purchaser and was acquiring the securities for itself and not for other persons. Each of the certificates representing the securities issued to the consultants includes a legend providing that the securities have not been registered under the Act and may not be transferred in the absence of an effective registration statement or unless an exemption from registration is available. Further, the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities to these consultants. Based on the foregoing, the issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In June 1997, the Company issued 12,500 Class A Common Stock Purchase Warrants to Richard Casey as compensation for business and financial consulting services performed for the Company. Mr. Casey represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing the securities issued to Mr. Casey contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In June 1997 and November 1997, the Company issued an aggregate of 45,000 Class A Common Stock Purchase Warrants to Robert Friedland, a director of the Company until October 14, 1999 and, by virtue of his position with the Company then, an Accredited Investor, as compensation for management services performed for the Company. The certificates representing the securities issued to Mr. Friedland contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as transactions not involving any public offering.

      From September 1997 to April 1998, the Company issued an aggregate of 52,375 shares of Common Stock for cash at a price of $8.00 per share to twenty-three purchasers (the "September 1997 Offering"). In connection with the September 1997 Offering, (i) each of the purchasers represented to the Company, and the Company believed, that it was a Qualified Purchaser, (ii) the certificates representing these securities contain an appropriate restrictive legend regarding resale, and (iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on Section 3(b) of the Act and Regulation D promulgated thereunder.

      In connection with the September 1997 Offering, the Company issued 250 shares of Common Stock valued at $2,000 to Monte A. Stern as consideration for assistance to the Company in locating investors in the offering. Mr. Stern represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In November 1997, the Company issued 6,250 shares of Common Stock valued at $50,000 to Anthony Tesoro as compensation for corporate finance and new business development services performed for the Company. Mr. Tesoro represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In November 1997, the Company issued 10,000 Class A Common Stock Purchase Warrants to James Robertson for computer modeling services performed for the Company. The Company and Alfonso J. Cervantes, Jr., the Company's Chief Executive Officer and director, had a preexisting relationship with Mr. Robertson at the time of the issuance. Mr. Robertson has performed computer modeling services for the Company from time to time since its inception, and Mr. Robertson has also performed such services for other businesses in which Mr. Cervantes has been involved. Based on the foregoing, the Company believed that Mr. Robertson was a sophisticated purchaser and that he would be acquiring the securities for himself and not for other persons. Mr. Robertson had adequate access, through his relationship with the Company, to sufficient information about the Company to make an informed investment decision. The Common Stock certificate issued to Mr. Robertson includes a legend providing that the securities have not been registered under the Act, and may not be transferred in the absence of an effective registration statement or unless an exemption from registration is available. Further, the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities to Mr. Robertson. Based on the foregoing, the issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

      In November 1997, the Company issued 20,000 shares of Common Stock valued at $160,000 to Robert Rein as consideration for his agreement to extend the maturity date of two promissory notes evidencing loans made to the Company by Mr. Rein in June and October 1996. Mr. Rein represented to the Company, and the Company believed, that he was an Accredited Investor, and the certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In November 1997, the Company issued 15,000 Class A Common Stock Purchase Warrants to Joseph DePanfilis, the Company's Chief Financial Officer at the time of issuance, and, by virtue of his position with the

Company, an Accredited Investor, as compensation for employment services. The certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      From November 1997 through March 1998, the Company obtained loans (the "1998 Loans") from ten lenders in the aggregate amount of $880,000. In connection with the loans, the Company issued to the lenders an aggregate of 44,000 shares of Common Stock which the Company valued at $352,000. In connection with these loans, (i) each of the lenders represented to the Company, and the Company believed, that he was an Accredited Investor, (ii) the certificates representing these securities contain an appropriate restrictive legend regarding resale, and (iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering. In connection with the 1999 Merger, the Company issued an aggregate of 195,175 shares of Common Stock in conversion of $780,700 amount of principal and accrued interest on the 1998 Loans.

      In connection with the 1998 Loans, the Company issued an aggregate of 44,000 shares of Common Stock valued at $352,000, 22,000 shares to Steven Sparks, a director of the Company at the time of issuance, and 22,000 shares to Sparks Financial, Inc., a corporation wholly-owned by Mr. Sparks, as consideration for assistance to the Company in locating the lenders. By virtue of Mr. Sparks' position with the Company, Mr. Sparks and Sparks Financial, Inc. are Accredited Investors. The certificates representing these securities contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

      In November 1997, the Company issued 17,500 shares of Common Stock valued at $140,000 to Alfonso J. Cervantes, Jr., the Company's Chief Executive Officer at the time of issuance, and by virtue of his position with the Company, an Accredited Investor, and 8,750 shares of Common Stock valued at $70,000 to Norman A. Kunin, a founder and former executive officer of the Company, who the Company believed to have such knowledge and adequate access to sufficient information regarding the Company by virtue of his prior positions and relationship with the Company, as consideration for their personal guarantees of the Company's obligations under certain promissory notes evidencing amounts owed by the Company in the aggregate principal amount of $750,000 for Mr. Cervantes and $450,000 for Mr. Kunin. The certificates representing these securities contain an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In November 1997, the Company issued 2,500 shares of Common Stock valued at $20,000 to Robert Friedland, a director of the Company at the time of issuance, and by virtue of his position with the Company, an Accredited Investor, in connection with a loan made to the Company by Mr. Friedland in the principal amount of $40,000. The certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In January 1998, the Company issued 1,500 Class A Common Stock Purchase Warrants to Sharna Dixon, the Company's Controller at the time of issuance, as compensation for employment services. The Company believed that Ms. Dixon was a sophisticated investor. Ms. Dixon had adequate access, through her employment and other relationships with the Company, to sufficient information about the Company to make an informed investment decision. The certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In March 1998, the Company issued 1,700 shares of Common Stock valued at $13,600 to Joseph DePanfilis, the Company's Chief Financial Officer at the time of issuance, and, by virtue of his position with the Company, an Accredited Investor, as consideration for loans aggregating of $76,000 made to the Company by Mr. DePanfilis. The certificate representing these securities contains an appropriate restrictive legend regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In March 1998, the Company obtained a secured loan (the "March Loan") in the amount of $1,000,000 from Jack Cancellieri. In connection with the loan, the Company issued 76,250 shares of Common Stock to Mr. Cancellieri which the Company valued at $610,000. In addition, the Company also agreed to issue an additional 6,250 shares of Common Stock on the last day of each calendar month, commencing the month of August 1998, that the loan shall not have been repaid. The Company has issued 168,331 shares of Common Stock to Mr. Cancellieri since August, 1998 pursuant to this provision. In connection with the March Loan, (i) Mr. Cancellieri represented to the Company, and the Company believed, that he was an Accredited Investor, (ii) the certificates representing the securities issued to Mr. Cancellieri contain an appropriate restrictive legend regarding resale, and (iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering. The Company paid a finder's fee of $125,000 to Barry Grumman in connection with this loan. The March Loan was cancelled in March 1999 in connection with the 1999 Merger and the Company issued 383,767 shares of the Company's Common Stock to Mr. Cancellieri. Mr. Cancellieri has threatened to institute an action against the Company to cancel his conversion of the March 1999 Loan unless he is issued additional shares of Common Stock and obtains the Company's assistance in liquidating a portion of the shares received upon conversion of the March 1999 Loan. In connection with this exchange, Mr. Cancellieri represented to the Company, and the Company believes, that Mr. Cancellieri is an Accredited Investor and that he is acquiring the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. No underwriting fees, brokerage or other fees of commissions were paid in connection with the exchange. The certificates representing the securities will contain appropriate restrictive legends regarding resale. The issuance of these securities was made in reliance on Section 3(a)(9) of the Act as a security exchanged by the Company with an existing security holder exclusively.

      In May 1998, the Company obtained secured loans (the "May Loans") in the aggregate amount of $1,450,000 from certain lenders including Thomas P. Gallagher, Ritch Gaiti, Augustine Fund, L.P., IAC, Higgins Family LP., Corporate Communications Network, Inc., Stephen E. Hoffman and William Schuler. In connection with these loans, the Company issued an aggregate of 90,625 shares of Common Stock to the lenders which the Company valued at $725,000. In addition, the Company agreed to issue an additional 10,272 shares of Common Stock on September 30, 1998 and November 30, 1998 if the loans have not been repaid, and 144,793 shares of Common Stock were issued to such lenders in connection with these provisions through March 24, 1999. In connection with these loans, (i) each lender represented to the Company, and the Company believed, that he or it was an Accredited Investor, (ii) the certificates representing the securities issued to the lenders contain an appropriate restrictive legend regarding resale, and (iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering. The Company paid a finder's fee of $130,000 to a consultant in connection with these loans. The May Loans were cancelled in March 1999 in connection with the 1999 Merger and the Company issued 465,999 shares of Common Stock to these lenders. Messrs. Gallagher, Gaiti, Schuler and Leach received an additional 116,986 shares of the Company's Common Stock pursuant to the Succession Plan and Agreement relating to the conversion of their $1.0 million May loans plus accrued interest.

      In July 1998, the Company issued 2,500 shares of Common Stock to Frank Norton, as part of the consideration for software developed by Mr. Norton for the Company. In June 1998, Frank Norton became the Company's Director of Management Information Services. In connection with this issuance, the Company believed that Mr. Norton was a sophisticated investor and had adequate access, through his employment or other relationships with the Company, to sufficient information about the Company to make an informed investment decision. Mr. Norton represented to the Company that he was acquiring the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. The certificates representing the securities issued to Mr. Norton contain appropriate restrictive legends regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In July 1998, the Company issued 10,000 shares of Common Stock to Robert Rein, Esq., of the law firm of Saphier, Rein & Walden, who served as legal counsel to the Company at the time of issuance, in consideration of legal services rendered by Mr. Rein. In connection with this issuance, Mr. Rein represented to the Company, and the Company believed, that he was an Accredited Investor. In addition, Mr. Rein represented to the Company that he was purchasing the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. The certificates representing the securities issued to Mr. Rein contain appropriate restrictive legends regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

      In connection with the 1999 Merger, the Company issued to Richard Casey 24,125 shares of Common Stock in exchange for the conversion of his loan of $62,356 in principal and accrued interest. In connection with this issuance, Mr. Casey represented to the Company, and the Company believed, that he is an Accredited Investor and that he is acquiring the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. The certificate representing the securities to be issued to Mr. Casey will contain appropriate restrictive legends regarding resale. No underwriting fees, brokerage or other fees or commissions will be paid in connection with this exchange. The issuance and sale of these securities will be made in reliance on Section 3(a)(9) of the Act as a security exchanged by the Company with an existing security holder exclusively.

      In connection with the 1999 Merger, the Company issued 67,186 shares of Common Stock for conversion of $268,741.00 in principal and interest on loans and/or outstanding debt owing to certain vendors to the Company.

      Additionally, there were issuances of Grafix Corporation's Common Stock prior to the 1999 Merger during the applicable period, which are listed and described below. The holders of Common Stock of Grafix Corporation received new share certificates reflecting the name change to Gary Player Direct, Inc. and the 1:20 reverse stock split upon consummation of the 1999 Merger.

      In November of 1998, the Company obtained a loan in the amount of $2,000,000 from Capital Fund Leasing, LLC ("Capital Fund"). The loan bore interest at the rate of 15% per annum and was to be repaid on the earlier of (i) the date of the Company's initial public offering or (ii) December 31, 1998. In connection with the loan, the Company entered into a one year Consulting Agreement with James A. Capwill providing for the payment of $15,000 and the issuance of Class C Common Stock Purchase Warrants to purchase 215,000 shares of the Company's Common Stock.

      Capital Fund made additional loans to the Company of $360,815, $206,180 and $75,000 in January and February of 1999. On February 12, 1999, the outstanding loans, plus accrued interest, attorneys fees and other charges were refinanced by execution of a Partially Convertible Promissory Note in the principal amount of $3.3 million bearing interest at 16% per annum (the "16.0% Note"). In connection with the refinancing, the Consulting Agreement between the Company and James A. Capwill was amended to extend the term through December 31, 1999 and provide for payment of an additional sum of $82,500 over the term.

      On March 29, 1999, Capital Fund purchased 1,000,000 shares of the Company's Common Stock in a Regulation D (Rule 504) private placement for total consideration of $1,000,000 or $1.00 per share. The shares were issued on June 1, 1999.

      The Company is currently in default in payment of both the 16.0% Note and the related Consulting Agreement.

      On March 14, 1999, the Company obtained an additional loan from Dr. Michael Freilich, and executed a promissory note in the principal amount of $25,000 with fifteen percent (15%) annual interest. In consideration of the loan, the Company agreed to issue 5,000 shares of Common Stock to Dr. Freilich.

      The Company issued an aggregate of approximately 73,417 shares of Common Stock for the conversion of approximately 440,500 Class A Common Stock Purchase Warrants held by approximately 32 warrant holders of the Company. In connection with this exchange, each of the warrant holders represented to the Company that he was an Accredited Investor and/or that such person had a pre-existing personal or business relationship with one or more of the Company's officers or directors and had the knowledge and experience in financial and business matters that enabled such person to evaluate the merits and risks of the investment in the securities and in protecting such persons interest in the transaction. The Company believes that each of the warrant holders is an Accredited Investor and/or a sophisticated purchaser. Each of the warrant holders represented to the Company that such person was acquiring the securities for its own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. No underwriting fees, brokerage or other fees or commissions were paid in connection with the exchange. The certificates representing the securities issued to these persons contain appropriate restrictive legends regarding resale. The issuance and sale of these securities will be made in reliance on Section 3(a)(9) of the Act as a security exchanged by the Company with its existing security holders exclusively.

      On February 10, 1999, the Company's Board of Directors approved the issuance of 30,000 shares of Common Stock to Steven Sparks, a former director of the Company, in consideration of his services to the Company as a director and consultant.

      In July 1998, the Company issued an aggregate of 34,048 shares of its Common Stock, of which 1,767 shares were issued to a director and officer of the Company for services rendered, 833 shares were issued to an employee of the Company and 31,448 shares were issued to other third parties.

      In September 1998, the Company issued an aggregate of 9,143 shares of its Common Stock, of which 5,726 were issued to a director and officer of the Company for services rendered, 1,750 shares were issued to an employee of the Company for services rendered and 1,667 shares were issued to other third parties.

      In October 1998, the Company issued an aggregate of 15,925 shares of its Common Stock, of which 2,711 shares were issued to a director and officer of the Company for services rendered and 13,214 shares were issued to other third parties.

      In March 1999 the Company amended its investment banking agreement with Stone Pine Investment Banking and in connection therewith agreed to issue Stone Pine 100,000 shares of Common Stock. These shares, issued in November, 1999, were assigned to certain third parties. The amendment also provides that once the Company raises gross proceeds in one or a series of offerings of $6,000,000. in the aggregate, the Company will pay Stone Pine an additional fee of $50,000.

      There were no underwriters involved in any of the transactions described above. The sales and issuances of common stock described above were deemed to be exempt from registration under the Act pursuant to Section 4(2) thereof based on the investor's suitability and/or representations furnished by the securityholders.

DIVIDEND POLICY

      The Company has not paid cash dividends on its Common Stock since Grafix Time Corporation, the Company's predecessor, declared a forty percent (40%) stock dividend on November 28, 1995, and does not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings of the Company, if any, will be retained for use in the business of the Company for an indefinite period. Payments of dividends in the future, if any, will depend, among other things, on the Company's ability to generate earnings, its need for capital, and its financial condition. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors which will review its dividend policy from time to time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

      Since inception, the Company's cash requirements have exceeded its cash flows from operations and, at March 31, 1999, the Company had a working capital deficit of $14,685,800. As a result, the Company has depended on loans and sales of securities to fund its operations. The Company must increase its net sales to obtain sufficient cash flows from operations to meet its cash requirements. The Company is dependent upon the proceeds of securities offerings and loans to implement its growth strategy and finance its short-term working capital requirements. Subsequent to the date of the 1999 Merger, the Company has continued to sustain substantial losses and has had substantially reduced sales of its golf products.

      During the year ended March 31, 1999, the Company raised an aggregate of $121,819, net of offering costs, through borrowings and the sale of capital stock, as follows: (i) the Company sold 30,785 shares of Common Stock at an average price of $4.16 per share; and (ii) the Company issued promissory notes in the aggregate amount of $4,505,292 bearing interest at rates ranging from 13.5% to 15% per annum and issued 99,375 shares of Common Stock to the lenders in connection with these loans.

      At March 31, 1999, the Company had outstanding borrowings of $5,054,220, of which the Company was in default on $4,404,220 of outstanding indebtedness.

      At March 31, 1999, the Company had customer refunds payable of $3,155,021, deferred revenue of $1,188,186 and an allowance for returns of $115,353.


      Other assets at March 31, 1999 included principally deferred direct response advertising costs of $90,000 and a loan receivable of $15,000 from a corporation owned by the former CEO and President of the Company until October 14, 1999.

       As a result of the Company's limited sales and significant liabilities, the Company anticipates that it will be heavily dependent upon sales of its equity or debt securities over the next twelve months. There can be no assurance that the Company will be successful in raising such additional capital or that if available it will be on terms acceptable to the Company. In addition, there can be no assurance that if the Company cannot raise additional capital, that the Company's revenues from operations will be sufficient to meet its working capital, product development costs and capital to satisfy its past due obligations. Accordingly, if the Company is not successful in funding its operations over the next twelve months through the sale of its equity or debt securities, the Company reserves the right to restructure its operations by any means available including the possibility of some form of creditor protection for the Company or one or more of its subsidiaries. In addition, it is likely that any financing conducted by the Company will cause substantial dilution to the Company's existing shareholders.

RESULTS OF OPERATIONS

      Net sales for the year ended March 31, 1999 were $5,641,134, an increase of 18% as compared to net sales of $4,768,032 for the year ended March 31, 1998. Net sales were derived from gross sales of $13,006,761 and $9,567,902 for the years ended March 31, 1999 and 1998, respectively. The increase in net sales was due to increased telemarketing and infomercial activity. Substantially all sales in the years ended March 31, 1999 and 1998 were generated by telemarketing.

      The Company recorded allowances for returns of 57% and 50% of net sales for the years ended March 31, 1999 and 1998, respectively. The Company establishes allowances for returns at the time of recording sales based on its historical return rates.

      Cost of goods sold was $2,960,620 for the year ended March 31, 1999, as compared to $1,973,105 for the year ended March 31, 1998 and gross margins were 47% and 59% of net sales, respectively, during these quarters. The decrease in gross margin was due principally to a higher volume of demo sales and increases in component cost of golf clubs.

      Operating expenses were $13,198,553 for the year ended March 31, 1999, an increase of 100% as compared to operating expenses of $6,568,875 for the year ended March 31, 1999.

      Telemarketing, infomercial and selling expenses were $8,366,183 for the year ended March 31, 1999, an increase of 73% from selling expenses of $4,827,930 for the year ended March 31, 1998. These expenses include production and advertising and commissions, royalties and related fees, salaries, wages and benefits of management personnel involved in sales and marketing, customer service and sales support, fees paid to the credit card processor and lead generation costs. These expenses increased primarily due to additional personnel and costs associated with infomercial advertising.

      General and administrative expenses were $4,747,400 for the year ended March 31, 1999, an increase of 178% as compared to general and administrative expenses of $1,706,917 for the year ended March 31, 1998. General and administrative expenses include primarily salaries and benefits of executive officers and administrative personnel, consulting fees, rent and utilities. The increase in these expenses were primarily due to costs of an attempted initial public offering, lease abandonments and litigation.

      Interest expense was $6,383,257 for the year ended March 31, 1999, an increase of 243% as compared to interest expense of $1,861,299 for the year ended March 31, 1998. This increase was due to an increase in the amount of outstanding indebtedness during the period and an increase in non-cash consideration for extension of existing indebtedness. Non-cash interest expense increased to $6,354,104 for the year ended March 31, 1999 from $1,768,152 for the year ended March 31, 1998 due to the greater amortization of original issue discount and debt issuance costs incurred in connection with various financings, and costs incurred in connection with the extension of the maturity date of existing indebtedness in the prior period.

      As a result of the foregoing, the Company incurred a net loss of $17,186,903 for the year ended March 31, 1999, as compared to a net loss of $5,624,514 for the year ended March 31, 1998.

PLAN OF OPERATIONS FOR THE COMPANY

      Please see the description of plan of operations for the Company under
Item I, "Business Strategy" above.

YEAR 2000

      The Company has reviewed its operations and administrative systems relative to year 2000 ("Y2K") matters. The Company's review includes a series of initiatives to ensure that all of the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as fax machines and security systems ("non-IT systems"). These systems may contain embedded technology, which requires Company review, including broad identification, assessment, remediation and testing efforts.

      The Company performed a review of its operational and administrative systems and as a result of that analysis updated its word processing and accounting software to become fully Y2K compliant. Furthermore, the Company has made arrangements to employ a Y2K consultant to examine the Company's network systems and update or replace portions of the system to render it compliant by December 31, 1999.

      Based upon its identification and assessment efforts to date, the Company believes that its IT systems will not require material replacement or modification other than the updates which have already been made or scheduled. However, in the ordinary course of business, the Company periodically replaces computer equipment and software, and in so doing, seeks to acquire only Y2K compliant software and hardware. The Company plans to complete its assessment of its non-IT systems during December 1999. The Company presently believes that its planned modifications or replacements of existing IT systems and non-IT systems will be completed on a timely basis so as to avoid any of the potential year 2000-related disruptions or malfunctions of the computer equipment and software it has identified.

      The Company intends to complete its survey of vendors and services providers by December 1999 to determine where external Y2K compliance or noncompliance might materially affect the Company's operations.

      At this point in the review process, the Company cannot reasonably estimate the cost of achieving Y2K compliance; however, the Company does not anticipate the cost of implementing its Y2K efforts to be material. The Company plans to determine the Y2K readiness of its key suppliers, identify alternative sources for materials and services in the event that lack of Y2K compliance is indicated, and make inquiries regarding the Y2K readiness of any potential strategic partners. Management is continuing to examine the Y2K issues as they potentially impact the Company, and will be developing contingency plans as necessary.

      There can be no assurances that the failure of the Company or any third parties to achieve Y2K compliance would not have a material adverse effect on the Company. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. However, given the fact the Company is involved in an internet driven business and the Company relies on computer driven programs for its sales and operations, Y2K compliance is essential to the continuing success of the Company.

SAFE HARBOR STATEMENT

      The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic alliances, technology development problems, and the Company's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.


ITEM 7. FINANCIAL STATEMENTS

       The Company's financial statements, as itemized below, appear in a separate section of this report following Item 13.

Report of Independent Certified Public Accountant                    F-1

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 1999 and 1998               F-2

Consolidated Statements of Operations for the fiscal years ended
March 31, 1999 and 1998                                              F-3

Consolidated Statements of Cash Flows for the fiscal years
  ended March 31, 1999 and 1998                                        F-4

Consolidated Statements of Changes in Stockholders' Deficit for
  the two year period ended March 31, 1999 and 1998                    F-5

Notes to Consolidated Financial Statements                             F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 28, 1999 the Company's Board of Directors approved the engagement of Grant Thornton, LLP ("Grant Thornton") as its new independent auditors as well as the termination of Scheifley & Associates, P.C., the Company's previous accountants. The approval of the engagement of Grant Thornton was reported on a Current Report on Form 8-K filed with the Commission on November 3, 1999, which is hereby incorporated by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following individuals currently comprise the new Board of Directors and Executive Officers since October 14, 1999 pursuant to the Succession Plan and Agreement:

    NAME                       AGE                       POSITION
    ----                       ---                       --------
Thomas P. Gallagher            41               Chairman of the Board
Marc B. Player                 38               Chief Executive Officer and Director
Carl Casareto                  41               Executive Vice President and Treasurer
Pamela J. Campbell             44               Director
Barbara Nunez                  39               Controller and Corporate Secretary

THOMAS P. GALLAGHER - CHAIRMAN OF THE BOARD

Mr. Gallagher has served as the Chairman of the Board of Directors since October 14, 1999. Mr. Gallagher was the Chief Executive Officer of the Company for a brief period following the execution of the Succession Plan and Agreement on October 14, 1999. Mr. Gallagher is a partner in the law firm of Gallagher, Briody & Butler in Princeton, New Jersey. From February 1991 until April 1996, Mr. Gallagher was a partner in the law firm of Mason, Briody, Gallagher & Taylor of Princeton, New Jersey. Mr. Gallagher practices in the areas of federal and state securities laws, mergers and acquisitions and general corporate law. Mr. Gallagher is admitted to the Bar in the State of New Jersey as well as the U.S. District Court, District of New Jersey. Mr. Gallagher serves as counsel to a number of e-commerce start-ups as well as companies in the telecommunications and manufacturing sectors. Mr. Gallagher is a member of the Board of Visitors of Capital University Law School in Columbus, Ohio and the Board of Directors of Angel Productions, Inc. Angel Productions is a new age programming company that develops programming for broadcast, cable, theatre and internet applications.

MARC B. PLAYER - CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Player has been a member of the Board of Directors since October 14, 1999 and the Company's Chief Executive Officer since October 28, 1999. Mr. Player has served as Chief Executive Officer and a director of the Gary Player Group, Inc. since 1984. Mr. Player also served as President of Sports International, a company he formed in 1986. Sports International was the exclusive representative in South Africa of International Management Group, one of the foremost sports management firms in the world. Sports International was acquired by International Management Group in 1991. He received his education at King Edward VII School and Weston Agricultural College in Natal. Mr. Player is the son of Gary Player.

CARL CASARETO - EXECUTIVE VICE PRESIDENT AND TREASURER

Mr. Casareto has served as the Executive Vice President and Treasurer of the Company since October 14, 1999. Mr. Casareto was the Chief Financial Officer and Director of Consolidated Capital of North America, Inc., a public company involved in acquiring and operating value-added steel manufacturing firms, and its subsidiaries, from June 1997 to August, 1999. From December, 1995 to June 1997, Mr. Casareto was the President of TELALINK Corporation, where he oversaw the operations and business development. Prior to his employment with TELALINK

Mr. Casareto worked for TELACU, a $100 million operating conglomerate as its Chief Financial Officer and Senior Vice President of Finance. Mr. Casareto also has ten years of experience as a CPA for Grant Thornton LLP where he retired as a partner in October, 1989.

PAMELA J. CAMPBELL - DIRECTOR

Ms. Campbell has been the controller of the Gary Player Group since February 1985. She also assists Marc Player in the day-to-day running of the Gary Player Group as well as Sports International. In 1994, Ms. Campbell relocated to the Palm Beach office of the Gary Player Group as controller, where she was responsible for setting up offices in the United States and the establishment of the financial and operating systems in the initial startup of the Gary Player Group and their golf equipment division. Ms. Campbell has been a director of the Company since October 14, 1999.

BARBARA NUNEZ- CONTROLLER AND CORPORATE SECRETARY

Ms. Nunez has been the Controller of the Company since June, 1999 and the Corporate Secretary since October, 1999. From October 1998 until June 1999, Ms. Nunez was the assistant controller for Saba Petroleum, a public energy company in which position she oversaw the management of the financial and personnel operations. She additionally operated her own firm, J& S Bookkeeping Services, from July, 1990 through 1998, during which time Ms. Nunez provided accounting, management and bookkeeping services on an independent contractor basis to small businesses.

      The following table sets forth information concerning the directors and executive officers of the Company as of March 31, 1999. The individuals listed below no longer serve the Company in the aforementioned capacities.

       NAME                  AGE             POSITION
       ----                  ---             --------
Alfonso J. Cervantes, Jr.    49       President, Chief Executive
                                      Officer and Chairman of the Board
Joseph A. DePanfilis         43       Executive Vice President
Richard S. Schonfeld         54       Chief Financial Officer
Kent Krausman                39       Senior Vice President and Director
Robert J. Friedland          42       Director

ALFONSO J. CERVANTES - PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD

Mr. Cervantes was a founding stockholder of the Company at its incorporation in October 1995, and an officer and director since July 1996. He is also President and Chief Executive Officer of Trilogy Capital Group, Inc., a privately held California corporation principally engaged in the reorganization of distressed middle market companies, both out of court or pursuant to Chapter proceedings. He has held this position since its formation in January 1991. In 1994, Mr. Cervantes served as President and Chief Executive Officer of International Paging Corporation. Prior to Trilogy, Mr. Cervantes had principally been engaged in media-related financing activities. Mr. Cervantes is a member of the National Golf Foundation.

JOSEPH A. DEPANFILIS - EXECUTIVE VICE PRESIDENT

Mr. DePanfilis was employed by the Company from September 1997 as Executive Vice President, Chief Financial Officer and Chief Operating Officer until July 20, 1999. From April 1996 until his employment by Golf One, Mr. DePanfilis was employed by Gateway Worldwide Communications, Inc., San Luis Obispo, California, which was engaged in marketing international communications services in 25 countries. From 1990 until 1996, Mr. DePanfilis was Financial Controller of RF Technology, Inc. in Norwalk, CT which was engaged in the manufacturing of microwave communications equipment for the television and broadcast industries.

RICHARD S. SCHONFELD - CHIEF FINANCIAL OFFICER

Richard Schonfeld was employed by the Company from February 1, 1999 until May, 1999. Mr. Schonfeld is a licensed CPA in California. In 1995 he became Chief Financial Officer of Myriad Group, Inc., a startup Professional Employer Organization. From 1989 until 1995 he was Executive Director of a specialized tax practice. In 1985 he joined NI Industries in the capacity of Assistant Controller. NI Industries was a defense industry vendor. From 1980 to 1985 he was Controller for a wholly-owned subsidiary of City Investing Company which manufactured guidance systems and hardware under government contracts.

ROBERT J. FRIEDLAND - DIRECTOR OF THE COMPANY

Mr. Friedland is President, Chief Executive Officer and majority shareholder of Kittrich Corporation. Kittrich, formed by Mr. Friedland and which commenced operations in 1978, is based in Los Angeles and is a manufacturer and distributor of consumer products including shelf and window coverings, stationery products and insecticidal products. Mr. Friedland resigned on October 14, 1999.

KENT KRAUSMAN - SENIOR VICE PRESIDENT

Mr. Krausman became an officer and director of Grafix in November, 1997 and resigned from his positions with the Company on September 1, 1999. He has been a licensed Colorado attorney since May, 1985. Mr. Krausman operated his own law firm, since January, 1987. His firm specializes in securities, corporate finance, and public company reporting. Mr. Krausman acted as special counsel to Sherman & Howard, LLC, from January, 1991 through September, 1993. Mr. Krausman owned the Galleria Theatre (as well as the smaller Encore Theatre) in the Denver Center for the Performing Arts. He was the Chief Operating Officer and Executive Producer of those facilities.

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

      No Section 16(a) filings have been made on behalf of the officers, directors and 10% beneficial owners of the Company as of the date of this report.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid by the Company during the three years ended on March 31, 1999 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who were serving in such capacity on March 31, 1999 and received total salary and bonus in excess of $100,000 during fiscal year ended March 31, 1999 (collectively, "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                         COMPENSATION
                                                ANNUAL                 AWARDS SECURITIES
NAME AND PRINCIPAL                           COMPENSATION                 UNDERLYING
   POSITION(1)                    YEAR         SALARY         BONUS      OPTIONS/SARS (#)
Alfonso J. Cervantes, Jr.,        1999         150,000           0              0
  President and CEO               1998         104,039        1540              0

---------------------------

(1) Mr. Cervantes became the Chief Executive Officer and President in November, 1997.

STOCK INCENTIVE PLAN

      The Company issued options which were not under any specific plan of the Company to certain former employees of Rhino, in connection with the Company's acquisition of such subsidiary in a stock purchase concluded in June, 1996. All of the options for 29,500 shares of Common Stock of the Company were granted on June 28, 1996, and were exercisable at $2.50 for a period which was the earlier of (i) the employee's termination or (ii) three years from the date of grant, and have now expired. No options were exercised by any of the optionees prior to expiration.

      As of March 31, 1999, the Company did not have any stock option plans.

COMPENSATION OF DIRECTORS

      For the fiscal year ended March 31, 1999 members of the Board of Directors did not receive specific compensation for attendance at meetings of the Board of Directors. However, on February 10, 1999 the Board of Directors approved the issuance of 30,000 shares of Common Stock to Steven Sparks for his service as a member of the Board of Directors through January, 1999. In addition in July, 1999 the Board of Directors approved of the issuance of 10,000 shares of Common Stock per year for service by employee/directors and 20,000 shares of Common Stock for outside directors. Accordingly, Mr. Cervantes received 40,000 shares of Common Stock recognizing his services as a director for 1996, 1997, 1998, 1999. In addition, Mr. Friedland received 80,000 shares of Common Stock for his four years of services on the Board of Directors and Mr. Krausman received 30,000 shares of Common Stock in recognition of his service as a director of the Company. As stated above, Mr. Cervantes and Friedland resigned from the Board of Directors on October 14, 1999 and Mr. Krausman resigned on September 1, 1999.

EMPLOYMENT AGREEMENTS

      Pursuant to his position of President, Chief Executive Officer and Chairman of the Board through October, 1999, Mr. Cervantes had an employment agreement with Golf One dated May 31, 1998 which had been assumed by the Company, and provided, as amended, that, for a term of two years from the date of the 1999 Merger, as the Company's President, CEO and Chairman of the Board, he agreed to devote all of his time and effort to the Company. In consideration of his services, Mr. Cervantes was to receive (i) $150,000 in base salary the first year of the term and $165,000 for the second year of the term; (ii) a bonus to be determined by the Company's Board of Directors at its discretion;
(iii) annual automobile expenses not to exceed $12,000 a year; and (iv) an option for 100,000 shares of Common Stock. Mr. Cervantes' employment agreement also contained certain termination provisions for cause, disability, death or change in control, severance provisions and non-compete and confidentiality provisions. Mr. Cervantes' base salary in the May, 1998 employment agreement was increased from the previous annual salary of $115,000 per year to $150,000. Mr. Cervantes was also granted 80,000 shares of Common Stock of the Company in consideration and recognition of his personal guarantee on in excess of $3 million of Company debt. On October 14, 1999, Mr. Cervantes tendered his resignation to the Company for all of his positions and received certain allowances in consideration therefor pursuant to the terms of the Succession Plan and Agreement. Pursuant to Succession Plan and Agreement, the Company acknowledged that Mr. Cervantes' employment agreement was being terminated by the Company without cause, provided, however, Mr. Cervantes agreed not to pursue or institute any action against the Company for termination without cause unless the Company or any subsidiary instituted an action against Mr. Cervantes (other than an action for breach of the Succession Plan and Agreement or certain other claims that the Company may raise).

      Kent Krausman, the former President and CEO of the Company prior to the 1999 Merger had an employment agreement with Gary Player Direct, the Company, dated April 1, 1999, for a term of two years ending March 31, 2001. Pursuant to the terms of the agreement and in consideration of the performance of his duties as Senior Vice President of the Company, which was to involve not more than twenty (20) hours per week, he would receive a monthly compensation of $5,000, an annual incentive bonus commensurable with other executive level bonuses to be determined by the Company's Board of Directors, and reimbursement for all reasonable travel and business-related expenses. Mr. Krausman's agreement also included certain termination, disability, death and non-compete provisions. The Company ceased making payments under Mr. Krausman's employment agreement in August 1999. Mr. Krausman resigned from the Company on September 1, 1999.

      Joseph DePanfilis, the Company's Executive Vice President until July, 1999, had an employment agreement with Golf One dated May 31, 1998 for a term of a year through June 1, 1999. In consideration of devoting all of his time and effort to the Company in his duties of Executive Vice President, he was to receive (i) an annual base salary of $85,000; (ii) a bonus of $5,000 upon the effective date of the agreement; (iii) an automobile allowance of not more than $6,000 annually; (iv) reimbursement for all reasonable business expenses; and
(v) an option for 25,000 shares of common stock. Mr. DePanfilis' agreement also included certain termination provisions for cause, disability, or death and confidentiality and non-compete provisions. The employment agreement was modified on

April 9, 1999 to become effective on March 29, 1999 and to waive the required $5,000 payment upon consummation of the 1999 Merger.

      Messrs. Cervantes and Friedland, an officer and director and a director of the Company until October, 1999, respectively, both had indemnification agreements with Golf One dated May 22, 1998 (the "Indemnification Agreement"). The Indemnification Agreements provide indemnification against any third party proceedings, any proceeding by or in the right of the Company, for serving as a witness in any proceeding by reason of the individual's status as a director, officer, employee or agent of the Company and for any expenses incurred during the individual's involvement with or in defending such proceedings. Such Indemnification Agreements terminated upon the individual's written resignation or removal. A form of the Indemnification Agreements with Messrs. Cervantes and Friedland is attached hereto as an exhibit. The Company intends to provide a similar indemnification agreement to Mr. Krausman covering his services as a director and officer of the Company through September 1, 1999.

      Each of the current directors and officers of the Company have Indemnification Agreements with the Company, and a copy of each such agreements was filed as an exhibit to a Current Report on Form 8-K dated October 25, 1999.

      Employment agreements for each employee or consulting agreements may be renewed or extended, and compensation may be increased on an annual basis at the discretion of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The following table sets forth information as of March 31, 1999 with respect to the equity securities of the Company known by the Company to be beneficially owned by each beneficial owner of more than five percent of the Company's Common Stock, by each director and Named Executive Officer at March 31, 1999 (as defined in applicable SEC regulations), and by all directors and executive officers as a group.

NAME AND ADDRESS               NUMBER OF SHARES
OF BENEFICIAL OWNER(1)       BENEFICIALLY OWNED(2)      PERCENT OF CLASS(2)(3)
----------------------       ---------------------      ----------------------
Alfonso J. Cervantes, Jr.       367,283(4)               6.1%
Joseph A. DePanfilis             28,900(5)                .5%
Richard S. Schonfeld                  0                   --
Kent Krausman                   187,333(6)               3.1%
Robert J. Friedland             190,319(7)               3.1%
Capital Fund Leasing, LLC(8)  1,000,000                 16.7%
Total                         1,773,835                 29.5%
All directors and officers
  as a group                    773,835                 12.8%

---------------------------

(1) Unless otherwise indicated, the address of all executive officers and directors is c/o Gary Player Direct, Inc., 710 Aerovista, Suite B, San Luis Obispo, California 93401.

(2) Includes any Class A, B or C Common Stock Purchase Warrants issued and outstanding at March 31, 1999.

(3) Based upon 5,794,758 shares of Common Stock outstanding pursuant to the 1999 Merger issuances at March 31, 1999.

(4)   Includes (i) 202,283 shares of Common Stock issued as founder's shares;
      (ii) 80,000 shares of Common Stock issued for employee compensation; (iii) 40,000 shares of Common Stock to be issued for director's compensation; and (iv) 45,000 shares of Common Stock issued in consideration of Mr. Cervantes' personal guarantees of the Company's debt.

(5) Includes (i) 15,000 shares of Common Stock underlying Class A Common Stock Purchase Warrants issued November 20, 1997 and exercisable through
      March 31, 2000; and (ii) 13,900 shares of Common Stock.

(6) Includes (i) 157,333 shares of Common Stock; and (ii) 30,000 shares of Common Stock to be issued for his services as a director of the Company.

(7) Includes (i) 7,500 shares of Common Stock underlying Class A Common Stock Purchase Warrants issued February 26, 1996 and exercisable through
      March 31, 2000; (ii) 15,000 shares of Common Stock underlying

      Class A Common Stock Purchase Warrants issued June 12, 1997; (iii) 30,000 shares of Common Stock underlying Class A Common Stock Purchase Warrants issued November 1, 1997; (iv) 80,000 shares of Common Stock issued in consideration of directors services; and (v) 57,819 shares of Common Stock.

(8) Capital Fund Leasing, LLC's address is 9140 Ravenna Road, Unit 2, Twinsburg, Ohio 44087.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 1996, the Company made a loan of $142,160 to Trilogy, a venture capital and consulting firm owned by Alfonso J. Cervantes, Jr., in lieu of fees payable to Trilogy for services rendered in connection with Golf One's formation and its acquisition of Rhino and financing activities in June, 1996. Mr. Cervantes was a director of Golf One at the time of the loan. The loan is evidenced by a promissory note which bears interest at the rate of 1% over the prime rate, and is due and payable as follows: (i) twelve months of accrued interest only was payable on December 31, 1998; (ii) principal and accrued interest are payable monthly commencing January 1, 1998 based on a 10-year amortization schedule until December 31, 2002; and (iii) the remaining balance of principal and accrued interest is payable on December 31, 2002. Mr. Cervantes pledged 5,000 shares of his Common Stock as collateral for the loan. This loan was forgiven at October 14, 1999 in connection with the execution of the Succession Plan and Agreement and the 5,000 pledged shares were cancelled by the Company.

      In October 1996, Alfonso J. Cervantes, Jr. transferred an aggregate of 27,083 shares of Common Stock owned by him to certain of the Company's lenders in consideration of their agreement to extend the maturity date of a loan in the principal amount of $400,000 to the Company.

      Alfonso J. Cervantes, Jr. personally guaranteed the repayment by the Company of certain indebtedness in the aggregate principal amount of $750,000. In November 1997 and February, 1999, as consideration for his personal guarantee, the Company issued 17,500 and 80,000 shares of Common Stock to Mr. Cervantes, respectively.

      In November 1997, the Company entered into an asset purchase agreement with GPG, pursuant to which the Company would acquire the assets of the golf equipment operations of GPG, including the Player Licenses. The Company's Chief Executive Officer and a director, Marc Player, and Pamela J. Campbell, directors of the Company, are officers and directors of GPG. The parties are currently negotiating an amended and restated APA. There can be no assurance that the Company will be able to consummate the APA and acquire the Player Licenses.

      At September 30, 1998, and due primarily to the Asian recession and the Citizen situation, the Company encountered significant liquidity problems. The Company did not have sufficient revenues to service its debt and other obligations. On February 11, 1999, the Company completed a debt restructuring with Monte Ahuja, a director of Grafix at the time of the debt restructuring, whereby approximately $2.8 million of the Company's debt was retired, such debt had been incurred by the Company with Mr. Ahuja, a corporation affiliated with Mr. Ahuja (Transtar Industries, Inc.), and Huntington Bank, the Company's former credit lender. In connection with the refinancing, the Company entered into a new two year promissory note with Mr. Ahuja, in the principal amount of $650,000 and issued in the aggregate 550,000 shares of restricted Common Stock to Mr. Ahuja. This new note is secured by the receivables and inventory of the Company. Interest accrues on the new note for the two-year period, and the entire note, with accrued interest, is due on February 11, 2001. This loan was not converted into Common Stock of the Company in connection with the loan conversions which occurred pursuant to the 1999 Merger.

      In November of 1998, the Company obtained a loan in the amount of $2,000,000 from Capital Fund. The loan bore interest at the rate of 15% per annum and was to be repaid on the earlier of (i) the date of the Company's initial public offering or (ii) December 31, 1998. In connection with the Loan, the Company entered into a one year Consulting Agreement with James A. Capwill providing for the payment of $15,000 and the issuance of warrants to purchase 215,000 shares of the Company's Common Stock.

      Capital Fund made additional loans to the Company of $360,815, $206,180 and $75,000 in January and February of 1999. On February 12, 1999, the outstanding loans, plus accrued interest, attorneys fees and other charges were refinanced by execution of a Partially Convertible Promissory Note in the principal amount of $3.3 million bearing interest at 16% per annum (the "16.0% Note").

      On March 29, 1999, Capital Fund purchased 1,000,000 shares of the Company's Common Stock for total consideration of $1,000,000 or $1.00 per share. The shares were issued on June 1, 1999.


      The Company is currently in default in payment of both the 16.0% Note and the Consulting Agreement.

      In April, 1999, the Company entered into a certain agreement with PayPro Resources, Inc., whereby PayPro agreed to lend $79,269 to the Company under the terms of a client service agreement, which agreement required a personal guaranty by the Company's CEO at the time, Mr. Cervantes. The loan is evidenced by a promissory note and is subordinated to a senior secured loan in the amount of $1,000,000.

      All future transactions, including loans, between the Company and its officers, directors and stockholders holding 5% or more of the Company's outstanding voting securities will be on terms no less favorable to the Company than could be obtained in arm's length transactions from unaffiliated third parties. Further, all such transactions, and the forgiveness of indebtedness owed by such persons to the Company, must be approved by a majority of the Company's independent directors who do not have an interest in the transaction and who have access, at the Company's expense, to the Company's or to independent legal counsel.

CONSULTING AGREEMENTS

      In connection with the financing that was made between the Company and Capital Fund Leasing LLC, the Company entered into a one year Consulting Agreement with James A. Capwill providing for the payment of $15,000 and the issuance of Class C Common Stock Purchase Warrants to purchase 215,000 shares of the Company's Common Stock. Consulting Agreement between the Company and James
A. Capwill was amended pursuant to the refinancing of the original loan and subsequent loans made by Capital Fund Leasing in February, 1999, to extend the term of the Consulting Agreement through December 31, 1999 and provide for payment of an additional sum of $82,500 over the term.

      The Company has a consulting agreement with the Garvey Management Group and Steve Garvey dated April 1, 1997 to employ Mr. Garvey to promote the Company's marketing, sale and distribution of its products and in consideration of such services, Mr. Garvey was to receive the right to purchase 12,000 shares of Common Stock at $.01 per share as well as a monthly consulting fee. The term of such agreement was for a year through March 31, 1998 and for that term, Mr. Garvey is the Company's exclusive representative and may not promote other golf clubs or related apparel for other companies. The Consulting Agreement between the Company and Mr. Garvey is still in effect, and 6,000 shares of Common Stock were issued to a designee of Mr. Garvey in connection with the agreement.

      The Company has a consulting agreement with Mr. Norman Kunin, a founder and former executive officer of the Company, dated November 1, 1997 and subsequently modified on September 22, 1998, February 22, 1999 and July 6, 1999. The original agreement was for a term of twelve months ending January 31, 1999, which was extended through to January 31, 2000. In consideration of his services to the Company, Mr. Kunin was to receive (i) $60,000 annually; (ii) automobile expenses up to $1,000 per month; health insurance and fringe benefits; (iv) home office allowance of $250.00 each month; (v) reimbursement for reasonable business expenses; and (vi) a portion of the initial public offering shares. Mr. Kunin also received the benefit of an indemnification agreement previously entered into during Mr. Kunin's employment as an executive officer of the Company. The consulting agreement was modified to extend the term of the agreement and the indemnification agreement and to increase Mr. Kunin's compensation to $6,000 per month and the issuance of a bonus of an aggregate of 65,000 shares of Common Stock of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following Exhibits are filed as part of this Report:

      3.1 Certificate of Incorporation of Gary Player Direct, Inc. (formerly known as Grafix Corporation) (incorporated by reference to Grafix Corporation's Current Report on Form 8-K filed August 7, 1998,
            Exhibit 3.0)

      3.2 By-Laws of Gary Player Direct, Inc. (formerly known as Grafix Corporation) (incorporated by reference to Grafix Corporation's Current Report on Form 8-K filed August 7, 1998, Exhibit 3.1)

      3.3 Certificate of Amendment of Certificate of Incorporation of Gary Player Direct, Inc. dated May 3, 1999 and filed May 10, 1999

      3.4   Articles of Incorporation of Rhino Marketing, Inc.

      3.5   By-Laws of Rhino Marketing, Inc.

      3.6   Articles of Incorporation of Gran Prix Marketing, Inc.

      3.7   By-Laws of Gran Prix Marketing, Inc.

      4.1   Specimen Common Stock Certificate of Gary Player Direct, Inc.

      4.2   Specimen Class A Warrant Certificate of Gary Player Direct, Inc.

      4.3   Specimen Class B Warrant Certificate of Gary Player Direct, Inc.

      4.4   Specimen Class C Warrant Certificate of Gary Player Direct, Inc.

      10.1 Certificate of Merger between Grafix Corporation and Golf One Industries, Inc. dated March 29, 1999 (incorporated by reference to Gary Player Direct, Inc.'s Current Report on Form 8-K dated April 14, 1999, Exhibit 2.1)

      10.2 Agreement and Plan of Merger dated March 26, 1999 between Grafix Corporation and Golf One Industries, Inc. (incorporated by reference to Gary Player Direct, Inc.'s Current Report on Form 8-K dated April 14, 1999, Exhibit 2.0)

      10.3 Employment Agreement between Alfonso J. Cervantes Jr. and Golf One Industries, Inc. dated May 31, 1998

      10.4 Employment Agreement between Kent Krausman and Gary Player Direct, Inc. dated April 1, 1999

      10.5 Employment Agreement between Joseph DePanfilis and Golf One Industries, Inc. dated May 31, 1998, as modified on April 9, 1999

      10.6 Lease Agreement between Rhino Marketing, Inc. and Comstream Corporation dated January 20, 1995 for the Santa Maria, California facility

      10.7 Lease Agreement between Golf One Industries, Inc. and Fugro West, Inc. dated June 24, 1997 for the Ventura, California facility

      10.8 Lease Agreement between Rhino Marketing, Inc. and Volny Investment Co. dated October 5, 1995 for the San Luis Obispo, California facility

      10.9 Lease Agreement between Golf One Industries, Inc. and Barclay Associates dated November 25, 1998 for the Irvine, California facility

      10.10 Indemnification Agreement between Golf One Industries, Inc. and Alfonso J. Cervantes, Jr. dated May 22, 1998(1)

      10.11 Direct Marketing Agreement between Golf One Industries, Inc. and Gary Player Golf Equipment, Inc. dated November 1, 1996

      10.12 Amendment No. 1 to the Direct Marketing Agreement dated November 9, 1999(incorporated by reference to the Company's Quarterly Report on 10-QSB for the period ended December 31, 1998)

      10.13 Amendment No. 2 to the Direct Marketing Agreement dated November 11, 1999

      10.14 Asset Purchase Agreement between Golf One Industries, Inc. and the Gary Player Group, Inc. dated November 1, 1997

      10.15 Amendment No. 1 to the Asset Purchase Agreement between Golf One Industries, Inc. and the Gary Player Group, Inc. dated March 13, 1998

      10.16 Amendment No. 2 to the Asset Purchase Agreement between Golf One Industries, Inc. and the Gary Player Group, Inc. dated July, 1998

      10.17 Amendment No. 3 to the Asset Purchase Agreement between Golf One Industries, Inc. and the Gary Player Group, Inc. dated August 28, 1998

      10.18 Amendment No. 4 to the Asset Purchase Agreement between Golf One Industries, Inc. and the Gary Player Group, Inc. dated March 2, 1999

      10.19 Licensing Agreement between World Services Establishment and Gary Player Group, Inc. dated November 1, 1997

      10.20 Form of Licensing Agreement between Golf One Industries, Inc. and Gary Player dated November 1, 1997

      10.21 Card Services International Merchant Account Agreement dated August 27, 1996 with Rhino Marketing, Inc.(2)

      10.22 Note Purchase Agreement between Golf One Industries, Inc. and Capital Fund Leasing dated November 5, 1998

      10.23 Note Purchase Agreement between Golf One Industries, Inc. and Capital Fund Leasing dated February 12, 1999

      10.24 Agreement between Grafix Corporation, Monte Ahuja, Transtar, Inc. and Golf Acquisition Group, LLC dated February 11, 1999

      10.25 Promissory Note between Grafix Corporation and Monte Ahuja dated February 11, 1999(3)

      10.26 Promissory Note between Grafix Corporation and Transtar Industries, Inc. dated February 11, 1999(4)

      10.27 Form of Bridge Loan Agreement between Golf One Industries, Inc. and ____________ dated _________, 1998(5)

      10.28 Agreement between Direct Media, Inc. and Golf One Industries, Inc. dated October 7, 1998

      10.29 Agreement between Tradewell, Inc. and Golf One Industries, Inc dated December 16, 1998

      10.30 Strategic Alliance between Caudill Productions, Inc. and Golf One Industries, Inc. dated January 25, 1999

      10.31 Consulting Agreement between Golf One Industries, Inc. and James Capwill dated November 5, 1998

      10.32 First Amendment to the Consulting Agreement between Golf One Industries, Inc. and James A. Capwill dated February 12, 1999

      10.33 Form of Unit Purchase Agreement between Golf One Industries, Inc. and ____________ dated __________, 1997(6)

      10.34 Consulting Agreement between Golf One Industries, Inc. and Garvey Management Group and Steve Garvey dated April 1, 1997

      10.35 Partially Convertible Promissory Note between Golf One Industries, Inc. and Capital Fund Leasing, LLC dated February 12, 1999(7)

      10.36 Consulting and Indemnity Agreement between Golf One Industries, Inc. and Stone Pine Investment Banking dated October 31, 1998

      10.37 Modification to the Consulting Agreement between Golf One Industries, Inc. and Stone Pine

            Investment Banking dated March 25, 1999

      10.38 Credit Services Agreement dated April 2, 1999 and Promissory Note dated April 20, 1999 between Golf One Industries, Inc. and PayPro Resources, Inc.

      10.39 Consulting Agreement dated November 1, 1997 between Golf One Industries, Inc. and Norman Kunin

      10.40 Modification Agreement dated September 22, 1998 to the Consulting Agreement between Golf One Industries, Inc. and Norman Kunin

      10.41 Extension and Modification Agreement dated February 22, 1999 between Golf One Industries, Inc. and Norman Kunin

      10.42 Second Extension and Modification Agreement dated July 6, 1999 between Golf One Industries, Inc. and Norman Kunin

      10.43 Promissory Note dated March 14, 1999 between Golf One Industries, Inc. and Michael Freilich

      11.1  Earnings Per Share Calculation

      21.1  List of Subsidiaries

      27.1  Financial Data Schedule

-----------------------------------

(1) The same form of which indemnification agreement was executed with Robert Friedland on May 22, 1998

(2) The same form of which merchant agreement was executed with Gran Prix Marketing, Inc./Golf One Industries, Inc. on November 10, 1997

(3) The promissory note executed with Mr. Ahuja is included in Exhibit A to the Agreement between Grafix, Ahuja and Golf Acquisition Group, LLC, which agreement is Exhibit 10.17 filed herewith.

(4) The promissory note executed with Transtar Industries, Inc. is included in Exhibit A to the Agreement between Grafix, Ahuja and Golf Acquisition Group, LLC, which agreement is Exhibit 10.17 filed herewith.

(5) The same form of which agreement was entered into with several parties who were bridge loan lenders during May, 1998.

(6) The same form of which agreement was entered into with several parties who were unit purchasers during September, 1997 through January, 1998.

(7) The promissory note executed with Capital Fund Leasing is included in Exhibit A to the Note Purchase Agreement between Golf One Industries and Capital Fund Leasing, which agreement is Exhibit 10.23 filed herewith.


(b)   Reports on Form 8-K during the quarter ended March 31, 1999:

      Current Report on Form 8-K dated March 29, 1999 as filed with the Securities and Exchange Commission on April 14, 1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GARY PLAYER DIRECT, INC.

Date: December 7, 1999                       By: /s/ Marc B. Player
                                                 ______________________________
                                                 Marc B. Player
                                                 Chief Executive Officer


                                             By: /s/ Carl Casareto
                                                 ______________________________
                                                 Carl Casareto
                                                 Executive Vice President
                                                 and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.


Signature                                 Title                   Date
---------                                 -----                   ----
/s/ Thomas P. Gallagher
____________________________        Chairman of the Board         December 7, 1999
Thomas P. Gallagher



/s/ Marc. B. Player
____________________________        Director                      December 7, 1999
Marc. B. Player


/s/ Pam J. Campbell
____________________________        Director                      December 7, 1999
Pam J. Campbell

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Gary Player Direct, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Gary Player Direct, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gary Player Direct, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors discussed in Note B to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Grant Thornton LLP

GRANT THORNTON LLP
Los Angeles, California
November 24, 1999

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   MARCH 31,


            ASSETS
                                                              1999                 1998
                                                         ------------         ------------
Current Assets
  Cash                                                   $    249,545         $    129,008
  Accounts receivable                                           2,001               49,284
  Inventories                                                 355,226              408,491
  Prepaid expenses and other                                  230,041              103,423
                                                         ------------         ------------
   Total current assets                                       836,813              690,206

Furniture, fixtures, property and equipment, net              241,856              158,486
Other assets                                                  807,791              781,983
                                                         ------------         ------------
Total Assets                                             $  1,886,460         $  1,630,675
                                                         ============         ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities               $  7,332,273         $  2,505,624
  Notes payable, net of unamortized
  discount of  $0 and $790,857 respectively                 4,352,647            2,306,643
  Capital lease obligation                                     51,573                   --
  Customer refunds, deferred revenue
  and allowance for returns                                 4,837,136            2,278,479
                                                            ---------         ------------
   Total current liabilities                               16,573,629            7,090,746
                                                           ----------         ------------
Notes payable, less current portion                           650,000                   --
Commitments and contingencies                                      --                   --
Stockholders' Deficit
  Common stock, par value $.001 per share
  - authorized 50,000,000 shares, issued
  and outstanding 5,794,758 and 1,700,770 shares,
  respectively                                                  5,795                1,701
Preferred stock, par value $.001 per share --
authorized 5,000,000 shares                                        --                   --
Series B convertible Preferred stock --
authorized, 750,750 shares:
572,649 shares issued and outstanding                              --                  573
  Additional paid in capital                               13,012,466            5,645,472
  Common stock subscribed                                     (60,711)                  --
  Accumulated deficit                                     (28,294,719)         (11,107,817)
                                                         ------------         ------------
Total Stockholders' Deficit                               (15,337,169)          (5,460,071)
                                                         ------------         ------------
Total Liabilities and Stockholders' Deficit              $  1,886,460         $  1,630,675
                                                         ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDED MARCH 31,


                                                               1999                 1998
                                                           ------------         ------------
Gross Sales                                                $ 13,006,761           $9,567,902
Less allowances for returns                                   7,744,203            4,799,870
                                                           ------------         ------------
      Net Sales                                               5,262,558            4,768,032
Cost of goods sold                                            2,960,620            1,973,105
                                                           ------------         ------------
      Gross Profit                                            2,301,938            2,794,927

Operating expenses
  Telemarketing and infomercial expenses                      4,757,073            3,142,639
  Selling expenses                                            3,609,110            1,685,291
  General and administrative                                  4,747,400            1,706,917
  Depreciation and amortization                                  84,970               34,028
                                                           ------------         ------------
      Total operating expenses                               13,198,553            6,568,875
                                                           ------------         ------------
      Operating loss                                        (10,896,615)          (3,773,948)

Other expenses (income)
  Interest expense                                            6,383,257            1,861,299
  Other, net                                                    (92,970)             (10,733)
                                                           ------------         ------------
      Total other expenses                                    6,290,287            1,850,566
      NET LOSS                                             $(17,186,902)        $ (5,624,514)
                                                           ============         ============

Net loss attributable to common shares
        Net loss                                           $(17,186,902)        $ (5,624,514)
        Preferred dividends                                          --             (155,799)
                                                           ============         ============
                                                          $ (17,186,902)       $  (5,780,313)
                                                           ============         ============
Weighted average shares of common stock outstanding           2,163,477            1,484,147
                                                           ============         ============
Net loss per share - Basic and diluted                     $      (7.94)       $       (3.89)
                                                           ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              YEAR ENDED MARCH 31,

                                                                            1999                 1998
                                                                        ------------         ------------
Increase (decrease) in cash:
Cash flows from operating activities:
     Net loss                                                           $(17,186,902)        $ (5,624,514)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Provision for obsolete inventory                                        --               87,270
          Provision for uncollectible receivables                                 --              (36,489)
          Depreciation and amortization                                       83,452               34,028
          Writeoff of offering cost                                          984,161                   --
          Amortization of discount on debt                                 1,550,857            1,681,763
          Writeoff of offering cost                                               --                   --
          Issuance of Class A warrants for extension of notes payable          8,750              129,750
          Issuance of common stock for consulting services                   336,000               80,000
          Loss on disposal of fixed assets                                   128,695                   --
          Employee stock based compensation                                  321,000                   --
          Stock based loan extension consideration                         3,576,133                   --
          Vendor stock based forgiveness                                     231,141                   --
          Changes in assets and liabilities:
            Accounts receivables                                              47,283              112,924
            Inventories                                                       53,265             (302,334)
            Prepaid expenses and other                                      (126,618)             (92,628)
            Other assets                                                    (188,783)             493,304
            Accounts payable and accrued liabilities                       3,515,117              567,088
            Customer refunds payable, deferred
              revenue and allowance for returns                            2,558,657            1,147,176
                                                                        ------------         ------------
              Net cash used in operating activities                     $ (4,107,792)        $ (2,709,275)
                                                                        ------------         ------------

Cash flows from investing activities:
     Purchases of equipment                                             $   (226,885)        $   (163,542)
     Cash received in reverse acquisition                                     44,641                   --
              Net cash used in investing activities                         (182,244)            (163,542)
Cash flows from financing activities:
     Proceeds from notes payable                                           4,505,292            2,030,639
     Payments on notes payable                                              (323,107)            (364,056)
     Proceeds from issuance of common and preferred stock                  1,061,108            1,020,015
     Payments on capital lease obligations                                   (11,534)                  --
     Offering costs incurred                                                (821,186)                  --
                                                                        ------------         ------------
              Net cash provided by financing activities                    4,410,573            2,686,598
                                                                        ------------         ------------
              Net increase (decrease) in cash                                120,537             (186,219)
Cash at beginning of period                                                  129,008              315,227
                                                                        ------------         ------------
Cash at end of period                                                   $    249,545         $    129,008
                                                                        ============         ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                           $     29,153         $     93,147
                                                                        ============         ============
Supplemental disclosure of noncash investing and
     financing activity:
Net liabilities assumed from Grafix merger                              $  2,337,704         $         --
                                                                        ============         ============
Debt and accrued interest converted to 1,182,116 shares of
     class A common stock                                               $  3,767,962         $         --
                                                                        ============         ============
99,375 shares of class A common stock issued to debtors for
     loan inducement                                                    $    760,000         $         --
                                                                        ============         ============
Capital lease agreements                                                $     63,107         $         --
                                                                        ============         ============
Shares of Class A common stock issued to subscribers                    $     60,711         $         --
                                                                        ============         ============
Shares of preferred stock converted into shares of Class A
     common stock                                                       $        573         $         --
                                                                        ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                     GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE TWO YEARS ENDED MARCH 31, 1999

                                   Preferred stock      Common stock     Common Stock      Additional       Accumulated
                                  Shares     Amount   Shares    Amount   Subscriptions   Paid-in Capital      Deficit
                                  ------     ------   ------    ------   -------------   ---------------      -------
                                  -------------------------------------------------------------------------------------
Balance at March 31, 1997         546,747   $547    1,227,388   $1,228     $275,000        $1,776,991      $(5,483,303)
                                  -------------------------------------------------------------------------------------
Class A common stock warrants
  issued in connection with
  Series B preferred stock
  issuance, common stock
  issuances, as employee
  incentives and in exchange
  for consulting services.             --     --           --       --           --           223,898                --

Class B common stock warrants
  issued in connection with
  extensions of notes payable.         --     --           --       --           --           435,000                --
Issuance of Series B preferred
  stock, net of issuance costs
  of $20,932.                      25,902     26           --       --           --            65,296                --
Issuance of common stock at
  $5.00 per share, net of
  issuance costs of $247,387.          --     --      225,400      226           --           879,387                --
Issuance of common stock at
  $8.00 per share, net of
  issuance costs of $67,050.           --     --       56,625       52     (275,000)          879,387                --
Issuance of common stock in
  connection with notes payable.       --     --      228,900      229           --           353,898                --
Issuance of common stock as
  payment for consulting fees.         --     --       12,250       12           --            79,988                --
Common stock cancelled in
  connection with litigation
  settlement.                          --     --      (45,793)     (46)          --                43                --
Net loss for the year.                                                                                       (5,624,514)
                                  -------   ----    ---------   ------     --------        ----------      ------------
Balance at March 31, 1998         572,649   $573    1,700,770   $1,701     $     --        $5,645,472      $(11,107,817)
                                  =======   ====    =========   ======     ========        ==========      ============

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT - CONTINUED
                     FOR THE TWO YEARS ENDED MARCH 31, 1999

                                   Preferred stock       Common stock    Common Stock     Additional     Accumulated
                                   Shares  Amount     Shares     Amount  Subscriptions  Paid-in Capital    Deficit
                                   ------  ------     ------     ------  -------------  ---------------    -------
                                  ------------------------------------------------------------------------------------
Balance at March 31, 1998         572,649    $573    1,700,770   $1,701     $    --        $5,645,472    $(11,107,817)
                                  ------------------------------------------------------------------------------------
Class B common stock warrants
  issued in connection with
  extension of notes payable.          --     --            --       --          --             8,750              --
Class B common stock warrants
exercised in connection with
settlement of notes payable.           --     --        73,417       73          --                74              --
Issuance of common stock in
  connection with settlement of        --     --     1,182,115    1,183          --         3,891,538              --
  notes payable.
Issuance of common stock in
  connection with extension of         --     --     1,303,205    1,303          --         3,973,810              --
  notes payable.
Issuance of common stock in
  connection with issuance of          --     --        99,375       99          --           759,845              --
  new notes payable.
Issuance of common stock as
  payment for consulting fees.         --     --        90,200       90          --           335,910              --
Issuance of common stock as
  payment for employee                 --     --        86,250       86          --           320,914              --
  compensation.
Issuance of common stock in
  connection with settlement of        --     --        67,185       67          --           231,074              --
  vendor payables.
Issuance of common stock in
  connection with preferred      (572,649)  (573)      286,324      286          --               287              --
  stock conversion.
Shares redeemed in settlement of
  litigation.                          --     --      (105,382)    (105)         --
Issuance of common stock               --     --        30,785       31          --           121,788              --
Effect of recapitalization,
  merger between Grafix Corp.          --     --       980,514      981          --        (2,337,707)             --
  and Golf One Industries, Inc.
Common Stock subscribed                --     --            --       --     (60,711)           60,711              --
Net loss for the year.                                                                                     (17,186,902)
                                 =========  =====    ==========  =======    ========      ============   =============
Balance at March 31, 1999              --   $ --     5,794,758   $5,795     $(60,711)      $13,012,466    $(28,294,719)
                                 =========  =====    ==========  =======    ========      ============   =============

The accompanying notes are an integral part of this consolidated financial statement.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


NOTE A - COMPANY BACKGROUND

Gary Player Direct, Inc. (the "Company") is engaged principally in the direct marketing within the United States and Canada of Gary Player brand golf clubs pursuant to an exclusive license from the Gary Player Group, Inc. ("GPG"). The Company's golf clubs are currently marketed and sold under the names Gary Player Black Knight and Gary Player.

On March 29, 1999, the Company completed a merger (the "1999 Merger"), in which the Company formerly known as Golf One, Inc., d/b/a Gary Player Direct ("Golf One") was acquired by and merged with and into Grafix Corporation ("Grafix") and the merged Company changed its name to "Gary Player Direct, Inc." Pursuant to the terms of the Agreement of Merger, Grafix issued 3,642,990 shares of its Common Stock to Golf One's shareholders and lenders, resulting in a change of control of the legal entity, Grafix. As part of the merger, the Company effected a 1-for-20 reverse split of its issued and outstanding Common Stock. As of March 31, 1999, the Company had 5,794,758 shares of Common Stock issued and outstanding, including the 3,817,244 shares owned by Golf One's former shareholders and lenders. See NOTE L.

The 1999 Merger was accounted for as a recapitalization of Golf One through the"reverse acquisition" of Grafix, a non-operating entity. The stockholders of Golf One had voting control of the combined entity after the transaction. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal entity (Grafix) is not considered to be the acquirer and the financial statements of the combined entity (the Company) are those of the accounting acquirer (Golf One), including any comparative prior year financial statements presented by the combined entity after the business combination. Accordingly, the 1998 financial statements of the Company are the historical financial statements of Golf One, with accompanying disclosure concerning the change in capital structure affected by the acquisition. In connection with the recapitalization, the Company assumed $2.3 million of net liabilities of Grafix.

Golf One, Inc. was incorporated in Delaware in October 1995. In November 1995, the Company acquired Rhino Marketing, Inc. ("Rhino"), which was engaged in the direct marketing of golf clubs and accessories. On October 10, 1995, Rhino entered into a licensing agreement with Robert Mann, a well-known golf professional, to endorse the Rhino Rifle brand name golf clubs and accessories. Rhino commenced sales of golf clubs under the Bob Mann brand name in November, 1995 and terminated the Mann licensing agreement in January, 1997. After the termination of this licensing agreement in January, 1997, the Company discontinued active operations of Rhino.

The Company's second subsidiary, Gran Prix, was formed by the Company in January, 1997 as a wholly-owned subsidiary of the Company, and commenced sales of golf clubs and related golf products and accessories under the Gary Player Gran Prix brand name in February, 1997. Such sales were made through direct-marketing pursuant to an exclusive long-term direct marketing agreement (the "Licensing Agreement") between the Company and Gary Player Golf Equipment, Inc. ("GPGE"), a division of the Gary Player Group, Inc. ("GPG"). The Gary Player Gran Prix line of golf products was discontinued by Gran Prix on or about the date of the 1999 Merger.

As a result of the 1999 Merger, substantially all of the operations of the Company relate to the operations of the Gary Player line of branded products and the focus of the Company's activities going forward will be the development of revenue from manufacturing, marketing, licensing and distributing golf equipment and apparel resulting from licenses (the "Player Licenses") acquired from GPG. In November 1996, the Company entered into a 20-year direct marketing agreement (the "Licensing Agreement"), with GPG, pursuant to which the Company obtained the exclusive right to market and sell golf clubs and golf accessories and apparel under the name "Gary Player" on a direct marketing basis in the United States and Canada.

Grafix Corporation designed, developed, assembled and distributed golf products, clothing and accessories worldwide utilizing the Carrera (R) brand name and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmbH, a subsidiary of Safilo SpG ("Safilo"), owner of the Carrera brand name. Grafix's operations ceased on or about September 30, 1998.

In connection with the 1999 Merger, the legal entity changed its fiscal year end from September 30th to March 31st, which is the fiscal year end of Golf One.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)
NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations and at March 31, 1999, the Company has a deficit working capital of $15,736,816 and a stockholders' deficit of $15,337,169. As discussed in Notes E and K, the Company is also in default on the payment of certain notes payable and its Licensing Agreement with GPG, and is subject to significant litigation, claims and assessments. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to meet its financial requirements on a continuing basis, to maintain adequate financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management's plans to address these matters are summarized below. There can be no assurance that management will be successful in resolving these matters, or that the Company will be able to maintain operations until March 31, 2000.

A new Board of Directors was elected on October 14, 1999, and a new management team was put into place. Since then, the Company has been attempting to identify, resolve and settle any unpaid amounts. Management has been successful in settling many obligations or obtaining extended payment terms. There can be no assurance that all significant obligations can be resolved satisfactorily.

Until October 14, 1999, GPG's relationship with the Company was that of a licensor of the Gary Player name under the Licensing Agreement. The twenty year Licensing Agreement provides for the direct marketing of Gary Player branded golf equipment and accessories in North America principally through telemarketing activities by the Company. Effective as of October 14, 1999 Marc Player, Mr. Player's son, and Pamela Campbell, the Controller of GPG, were appointed two of the three members of the Board of Directors of the Company along with Thomas P. Gallagher who became the Chairman of the Board of Directors. Also, as of October 14, 1999, the Company's Licensing Agreement with GPG was in default as a result of the Company's failure to satisfy certain provisions of the Licensing Agreement including the failure to make certain royalty payments, the failure to meet certain sales minimums and the failure to pay miscellaneous other charges under the Licensing Agreement. As of November 9, 1999 and November 11, 1999, the Company and GPG executed certain amendments to the Licensing Agreement and the Company is no longer in default as of the date of this report. The Company has made payments to GPG and Marc Player totaling $555,000 between October 14, 1999 and November 16, 1999.

The Company anticipates selling additional Common Stock under Regulation S to fund its operating plan. The offering is dependent upon the Company re-activating its listing on the NASD Bulletin Board. Additional capital transactions will likely be required to meet the Company's funding needs. There can be no assurance that the Company will be able to re-activate its listing in a timely manner, or to successfully complete the offering.

The Company plans to pursue a marketing strategy directed more towards internet sales, which management believes will lower the overall cost of sales and marketing for the Company, while increasing revenues worldwide. Complete implementation of the Company's internet strategy will require significant additional capital. There can be no assurance that management will be able to obtain the necessary capital or that its efforts will be successful.

As a result of the Company's limited sales and significant liabilities, the Company anticipates that it will be heavily dependent upon sales of its equity or debt securities over the next twelve months. There can be no assurance that the Company will be successful in raising such additional capital or that if available it will be on terms acceptable to the Company. In addition, there can be no assurance that if the Company cannot raise additional capital, that the Company's revenues from operations will be sufficient to meet its working capital, product development costs and capital to satisfy its past due obligations. Accordingly, if the Company is not successful in funding its operations over the next twelve months through the sale of its equity or debt securities, the Company reserves the right to restructure its operations by any means available including the possibility of some form of creditor protection for the Company or one or more of its subsidiaries. In addition, it is likely that any financing conducted by the Company will cause substantial dilution to the Company's existing shareholders.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rhino Marketing, Inc. ("Rhino") and Gran Prix Marketing, Inc. ("Gran Prix"). All significant inter-company balances and transactions have been eliminated in consolidation.

2. Inventories

Inventories primarily consist of videos, golf club components and finished golf clubs, which are all stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

3. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets (3 to 5 years).

4. Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at enacted rates when such amounts are expected to be realized or settled.

5. Revenue Recognition

The Company recognizes revenue when products are shipped. Amounts collected in advance of shipment are recorded as deferred revenues. The Company generally allows customers to return items purchased within sixty days of receipt. Allowances for returns are recorded at the time of recording the sale based upon historical return rates experienced by the Company.

6. Direct Response Advertising

The Company capitalizes costs relating to direct-response advertising. These costs are amortized over the expected period of use of advertisement related to the expenditures.

7. Loss Per Common Share

Loss per common share is based upon the weighted average number of shares of Common Stock outstanding. The preferred dividend requirements on the Series B Convertible Preferred Stock are deducted in computing loss per common share. The effect of outstanding warrants is anti-dilutive for all periods presented. See NOTE F.

8. Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparation of the accompanying consolidated financial statements include the allowance for returns, the accrual for litigation, and the accrual for remaining costs on vacated leased facilities. Actual results could differ from those estimates.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)



NOTE D - FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment is comprised of the following:


                                                               March 31,
                                                        1999             1998
                                                        ----             ----
Office equipment and fixtures                        $  83,708        $ 120,958
Production equipment and fixture                        71,171            9,944
Computer software                                       45,397          147,940
Telemarketing equipment and fixtures                    92,625           22,294
                                                     ---------        ---------
                                                       292,901          301,136
Less accumulated depreciation and amortization         (51,045)        (142,650)
                                                     ---------        ---------
                                                     $ 241,856        $ 158,486
                                                     =========        =========


NOTE E - OTHER ASSETS

Other assets is comprised of the following:

                                                               March 31,
                                                        1999             1998
                                                        ----             ----
Loan receivable - other                              $ 15,000           $168,872
Infomercial production costs                           90,000            301,099
Deferred offering costs                                    --            162,975
Deferred debt issuance cost                                --            117,021
Deferred acquisition costs                            300,275                 --
Prepaid advertising credits                           390,239                 --
Other                                                  12,277             32,016
                                                     --------           --------
                                                     $807,791           $781,983
                                                     ========           ========

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Payables consist of the following:

                                                        1999             1998
                                                        ----             ----
Trade payables                                      $ 4,865,311      $ 1,186,794
Payroll, vacation and payroll taxes                   1,359,135          640,359
Royalties                                               290,620          135,053
Interest                                                301,746          356,871
Lease abandonment                                       430,000               --
Other                                                    85,461          186,547
                                                    -----------      -----------
                                                    $ 7,332,273      $ 2,505,624
                                                    ===========      ===========

NOTE G - NOTES PAYABLE

Notes payable consist of the following:

                                                      March 31           March 31
                                                        1999              1998
                                                        ----              ----
11% notes (1)                                       $   281,893       $   417,500
12% collateralized note (2)                                  --           200,000
11% note (3)                                                 --           250,000
11% notes(4)                                            150,000           200,000
Bank Loan(5)                                                 --           150,000
11% note(6)                                             100,000           880,000
13.5% collateralized note(7)                                 --         1,000,000
Secured note(8)                                         650,000                --
13.5% unsecured note(9)                                 200,000                --
15% Partially convertible unsecured note (10)         3,300,000                --
Note guarantee(11)                                      229,954                --
Unsecured note(12)                                       40,800                --
15% notes(13)                                            50,000                --
                                                    -----------       -----------
Less unamortized discount on debt                            --          (790,857)
                                                    -----------       -----------
                                                      5,002,647         2,306,643
Less current portion                                 (4,352,647)       (2,306,643)
                                                    -----------       -----------
                                                    $   650,000       $        --
                                                    ===========       ===========

________________

(1) During 1995 and 1996, the Company borrowed $800,000 from unrelated parties pursuant to notes bearing interest at 11% per annum. The notes were due and payable on the earlier of November 8, 1996 or the completion of the private placement of Series B Convertible Preferred Stock. As additional consideration for the original borrowings, the Company issued warrants to purchase 5,883 shares of Common Stock at $2.21 per share for each $25,000 borrowed or a total of 188,256 shares. These warrants were valued at $60,190, and recorded as a discount on debt. The discount was amortized over the expected life of the debt. During the three months ended March 31, 1997 and the year ended December 31, 1996, principal and interest amounting to $33,217 and $308,135 was converted to approximately 40,000 and 93,000 shares of Series B Convertible Preferred Stock, respectively. At March 31, 1998, the Company was delinquent on the outstanding balance of these notes. As consideration for an extension of these notes in 1997, the Company issued warrants to purchase 36,250 shares of Common Stock during January 1997. During the fiscal year ended March 31, 1999 payment of $15,607 in cash and the issuance of 31,675 shares reduced the balance owing on these notes to $281,893.

(2) The Company borrowed $400,000 from several lenders pursuant to a note bearing interest at a rate of 12% per annum due and payable November 8, 1996. An affiliate of one of these lenders later became, but no longer is, a director of the Company. During 1996, the Company reached an agreement with the Director to extend the maturity of the note until November 30, 1997. The note was paid in full, in cash, during fiscal year ended March 31, 1999.

(3) The note was due on the earlier of December 31, 1996 or ten days after the Company's initial public offering. The Company was delinquent on this note at March 31, 1998. As additional consideration for the original borrowing under

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


this note and for the extension of the maturity date, the Company issued 18,750 shares of Common Stock. Provisions of the note agreement increased the interest rate by 4% per annum (aggregate 15% note) in the event of default. The note is collateralized by 100% of the common stock of Rhino. The note was converted to equity and 81.375 shares were issued to satisfy this obligation in connection with the 1999 Merger.

(4) In 1996, the Company borrowed $150,000 from an unrelated lender pursuant to a note bearing interest at a rate of 11% per annum and due at the earlier of June 1, 1997 or the sale of a minimum of $250,000 of the Series B Convertible Preferred Stock. In 1997, the Company reached an agreement with the lender to extend the maturity of the note to the earlier of June 30, 1998 or the closing of the Company's initial public offering ("IPO"). As consideration for this extension, the Company issued 10,000 shares of Common Stock that were valued at $8.00 per share and recorded as a discount on debt. This note is still outstanding and is past its maturity date. The Company is in discussion with this note holder to extend and modify the terms of this obligation.

In 1997, the Company borrowed $50,000 from an unrelated lender pursuant to a note bearing interest at a rate of 11% per annum and due at the earlier of December 31, 1997 or the closing of the Company's IPO. Later that year, the maturity date was extended to the tenth day of the thirteenth month following the closing of the Company's IPO. On May 6, 1999, the Company issued 24,125 shares of Common Stock in satisfaction of this obligation.

(5) These borrowings are with a bank for a maximum of $150,000 bearing interest at the bank's prime rate (7.75% at March 31, 1999) plus one percent. The Company was delinquent on this loan at March 31, 1998. This note was paid in full by a third party guarantor during the fiscal year. See (11).

(6) During the fiscal year ended March 31, 1998, the Company borrowed $880,000 from unrelated parties under notes bearing interest at 11% per annum and due at the earlier of six months from the date of the notes or the closing of the Company's IPO. As additional consideration for the notes, the Company issued 44,000 shares of Common Stock, which were valued at $8.00 per share, and issued an additional 44,000 shares of Common Stock, which were valued at $8.00 per share to a consultant/director who located investors in the offering. The value of these shares aggregating $704,000 was recorded as a discount on debt. This additional consideration results in an effective interest rate of 171%. The maturity of the notes ranged from April 13, 1998 through July 21, 1998. As of March 31, 1999 the remaining balance was $100,000. The Company paid $102,500 in cash and issued 185,175 shares of Common Stock to retire $780,000 of these obligations. The $100,000 balance is currently in litigation. See NOTE K.

(7) In March 1998, the Company borrowed $1,000,000 from an unrelated party pursuant to a note bearing interest at a rate of 13.5% per annum and maturing on the earlier of the third business day after the closing of the IPO or December 31, 1998. The obligation was collateralized by all assets of the Company. The interest rate increased to 15% on and after August 1, 1998 and the Company was required to issue 3,125 shares of Common Stock on the first day of each calendar month commencing August 1998 that the loan is not repaid. As additional consideration for the note, the Company issued 38,128 shares of Common Stock that were valued at $610,000 and recorded as a discount on debt. The agreement stipulates that the number of shares shall be adjusted so as to equal $610,000 divided by the IPO price. This additional consideration results in an effective interest rate of 223%. This loan was converted to equity in connection with the 1999 Merger in consideration for 383,767 shares of Common Stock. This is in addition to 92,081 shares of Common Stock issued previously as loan extension compensation. This shareholder has threatened litigation with respect to the conversion of his shares. See NOTE K.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


(8) The Company entered into a new two year promissory note with a previous principal shareholder of Grafix, in the face amount of $650,000. This new note is secured by the receivables and inventory of the Company. Interest accrues on the new note for the two year period, and the entire note, with accrued interest, is due on February 11, 2001. Additionally, the Company issued to the shareholder 550,000 shares of its Common Stock.

(9) On April 30, 1998 the Company borrowed $200,000 from unrelated parties pursuant to notes that bear interest at 13.5%. As additional consideration for the notes, 12,500 shares of Common Stock were issued in connection with the issuance of the notes. The maturity date on the notes was December 31, 1998. The notes are in default and legal proceedings were commenced. The Company has been negotiating with the parties. See NOTE K.

(10) On February 12, 1999, the Company borrowed $3,300,000 from an unrelated lender pursuant to a partially convertible note bearing interest at 16%. Under the terms of the note, the holder has the right, at his sole option, to receive interest paid in cash or common shares at a price equal to $1.00 per share. The note called for a first maturity on April 30, 1999 of $1,000,000 of which said payment shall first be applied to accrued interest and then to principal. The Company is in default under this note and is in discussions with the note holder to restructure the terms of the note.

(11) Under a guarantee agreement, certain parties were required to satisfy a bank loan to the Company, as referenced in paragraph (5) above, and advanced $145,000 to retire the debt. The parties have filed an action to recover principal, interest and penalties from the Company. See NOTE K.

(12) A $40,800 note was issued by the Company as an offset to an equal amount due to a vendor for past due accounts payable. The note was issued on February 1, 1999 and bears interest at the Prime rate (7.75% at March 31, 1999) plus three percent. Terms of the note call for monthly principal payments of $6,800 plus interest. The note has a due date of July 20, 1999. To date, the Company has not made payments according to the repayment terms.

(13) Prior to March 31, 1999, the Company issued $50,000 in notes to three unrelated parties. The notes bear interest at 15% interest and were granted 8,750 shares as additional consideration for the loans. These notes are in default and the Company is discussing terms with the note holders for additional extensions.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


NOTE H - CUSTOMER REFUNDS PAYABLE, DEFERRED REVENUE AND
         ALLOWANCE FOR RETURNS

Customer refunds payable, deferred revenue and allowance for returns is comprised of the following:



                                                            March 31,
                                                    1999                  1998
                                                 ----------           ----------
Customer refunds payable                         $3,155,021           $  937,517
Deferred revenue                                  1,188,186              723,459
Allowance for returns                               493,929              617,503
                                                 ----------           ----------
                                                 $4,837,136           $2,278,479
                                                 ==========           ==========

Reserve for returns are established based on historical experience and management's estimates.

NOTE I - INCOME TAXES

Through March 31, 1999, the Company incurred net operating losses (the "NOL's") for tax purposes of approximately $41 million which may be used to reduce federal taxable income through the year 2019. Net operating loss carryforwards for the State of California are approximately $20.5 million and are generally available to reduce taxable income through the year 2004.

The availability of the Company's net operating loss carryforwards are subject to limitation where there is a 50% or more positive change in the ownership of the Company's Common Stock. Prior to the merger, Golf One had numerous ownership changes which may severely limit the utilization of their NOL's. Grafix' NOL's will be severely limited because of the 1999 Merger. Such NOL's may be further limited in their use due to future changes in ownership based upon management's plans.

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. They relate primarily to net operating losses and allowance for returns. The Company had total deferred tax assets of approximately $15,752,200 and $3,340,000 at March 31, 1999 and March 31, 1998, respectively. These deferred tax assets were fully offset by a valuation allowance, as the realization cannot be reasonably assured.

NOTE J - LEASE COMMITMENTS

The Company conducts its operations and warehouses certain of its products in leased facilities classified as operating leases. The following is a schedule of the future minimum rental payments under such operating leases.

                        Year ending March 31,
                        ---------------------
                    2000                      $15,696
                    2001                       17,168
                    2002                        7,754
                    2003                        7,433
                    2004                        3,522
                                              -------
                    TOTAL                     $51,573
                                              =======


Rent expense for the years ended March 31, 1999 and 1998 was approximately $249,000, and $189,000, respectively. The Company terminated its Santa Maria lease during July, 1999 and abandoned three other real estate and two equipment leases subsequent to the fiscal year end. The Santa Maria lease is classified as an operating lease and expires in 2004. The Company has recognized an expense of $315,000 to accrue for the remaining costs under the lease reduced by estimated sublease income. The schedule of future minimum lease payments excludes these amounts. See NOTE K.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


NOTE K - LITIGATION

The Company has been notified of a claim under the license agreement between Grafix and Carrera Optyl Marketing GmbH ("Carrera"). The claim is for payment of an aggregate of $532,500 of unpaid royalties asserted by Carrera, the licensor. The claim also asserts the cancellation of the license agreement as of August 24, 1999, which may prevent the Company from any further activity using the Carrera name. The Company intends to seek a mutually satisfactory resolution of this matter with the licensor. The amount has been accrued as of March 31, 1999.

In January 1999 a lawsuit was brought in the District Court, City and County of Denver, State of Colorado by Patrick Burke, a golf professional under contract with the Company. The suit seeks monetary damages related to an alleged breach of a 1994 independent contractor agreement and other damages. The Company has accrued the full amount of the claim ($135,000) which has been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Company has been notified of a claim by Cardservice International, Inc. ("CSI"), a provider of credit card processing services. Rhino, a subsidiary of Golf One, entered into a merchant account agreement with CSI in August, 1996 and Gran Prix entered into an agreement with CSI on November 10, 1997, which agreements were assumed by the Company in the 1999 Merger. CSI alleges a breach by the Company of the merchant account agreements and is currently withholding the proceeds from sales by the Company as payment against amounts owing for customer charge-backs and returns. The Company hopes to negotiate a payment plan with CSI to allow proceeds to be remitted to the Company. The full unpaid claim is included in the accompanying consolidated balance sheets. The Company is negotiating to receive a portion of the current sales paid by credit card through CSI while the debt is being repaid.

The Company has been notified of a potential claim by Mr. Jack Cancellieri, who provided a $1,000,000 bridge loan to the Company in March of 1998. See NOTE G. The loan was converted into shares of Common Stock of the Company in connection with the 1999 Merger. Mr. Cancellieri is alleging fraudulent inducement in connection with the conversion of his loan in April 1999. The Company is attempting to settle this matter through the issuance of additional shares of Common Stock.

Gran Prix has an outstanding obligation to the Internal Revenue Service ("IRS") for unpaid taxes, interest, and penalties in the amount of $1,134,000.00. The Company reached an initial agreement in September, 1999 with the IRS to make monthly payments of $30,000 to satisfy this obligation. Management is attempting to obtain more favorable terms to make the payments.

The Company has been notified of a claim arising from loans made to Golf One by Nissho Iwai American Corporation, Nissho Iwai Logistics, Autrans Corp., and N.I. Logistics American Corp. (collectively "Nissho"). A settlement agreement was reached between the Company and Nissho in March 1999, however, the Company is in breach of that agreement. The amount outstanding to these parties at March 31, 1999 is approximately $870,000 and is included in Accounts Payable in the accompanying consolidated balance sheets. The Company intends to renegotiate with Nissho to fulfill its obligations under the settlement agreement.

On or about May 5, 1998 a lawsuit was brought against the Company and Rhino in California Superior Court for Santa Barbara County by ComStream Corporation, former landlord to

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


Rhino. The dispute arises from a default by Rhino under a sublease for the former premises it occupied in Santa Maria, California. ComStream obtained a judgment against Rhino in the amount of $248,242.50. Subsequently, the parties entered into a settlement agreement under which ComStream would accept $138,250 provided the amount agreed to in the agreement is paid in certain installments and a dispute exists as to how much is owed by the Company for certain repairs which were made to the property after the Company vacated the premises. The Company has recorded for the estimated liability, including the unpaid settlement balance.

On or about May 11, 1999 a lawsuit was brought against the Company in California Superior Court for Los Angeles County by Robert Murphy, The Murphy Family Trust, Alex Trebek, Gargoyle Productions, Inc., Futura Investments, Inc., Donald Bergman, Future Investments, Inc. Defined Pension Plan and Rescor, Inc. (collectively "Murphy"). See NOTE F. A judgment against the Company was obtained by Murphy in the amount of $229,954.16 and if the Company did not satisfy the judgment, a receiver was to be appointed by the Court. The Company made an initial payment of $25,000 to Murphy in exchange for which Murphy agreed to temporarily forego its right to have a receiver appointed as of December 1, 1999 and give the Company additional time to fully satisfy the claim. The unpaid balance of the notes totals $229,954 at March 31, 1999. The Company successfully settled the Murphy matter for $205,954.16 including partial payment in cash and in 100,000 shares of the Company's Common Stock on November 30, 1999 and the cancellation of Class B Warrants held by Murphy.

On or about June 2, 1999 a lawsuit was brought against the Company in California Superior Court for Santa Maria County by Higgins Family, L.P., Intercontinental Acceptance Corp., Corporate Communications Network, Inc. and Stephen E. Hoffman to collect $200,000 plus interest due under notes made to the Company in May, 1998. The Company is attempting to negotiate a settlement of this matter.

On or about February 19, 1999 a lawsuit was brought against the Company in the Supreme Court of the State of New York, New York County by Packquisition Corp. The suit seeks $175,000 due for services rendered in connection with printing services. The parties reached a settlement agreement prior to March 31, 1999 whereby Packquisition agreed to accept a payment of $55,000 as full satisfaction of the debt. The Company is currently in default of the settlement agreement at March 31, 1999, however, it fully intends to satisfy its obligations under the settlement agreement.

The Company has been notified of a claim by Direct Media, Inc. in the amount of $138,632 arising from non-payment for services rendered to the Company. The debt is currently in collection and the Company intends to initiate negotiations directly with Direct Media to satisfy this debt. The Company has recorded the liability in accounts payable in the accompanying consolidated balance sheets.

The Company has been notified of a potential claim arising from a $100,000 loan made to the Company by Mr. Daniel A. Stephenson. On or about August 3, 1999, a settlement agreement was reached between Mr. Stephenson and the Company whereby the Company would repay a portion of the debt and the remainder of the debt would be converted to shares of Common Stock of the Company. If payment is not made in accordance with the settlement agreement a judgment will be entered against the Company.

The Company has been notified of a potential claim arising from two loans totaling $45,000 made to the Company by Dr. Michael I. Freilich on or about March 14, 1999 and May 20, 1999. The Company negotiated an extension of these loans until November 15, 1999. The Company intends to settle this matter with Dr. Freilich before litigation ensues.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (CONTINUED)


The Company is aware of a claim by the State of California Employment Development Department (the "EDD") for $90,000 in payroll taxes owed by Gran Prix. The Company is negotiating a payment plan with the EDD and intends to satisfy the obligation by June 30, 2000. This amount has been accrued for as of March 31, 1999 and included in accrued liabilities in the accompanying consolidated balance sheets.

On or about January 11, 1997 a lawsuit was brought against the Company and Rhino in District Court, 224th Judicial District, Bexar County, Texas by PTS, TV, Inc. for breach of the contract for infomercial services. On or about February 9, 1999 a judgment was entered in Texas against the Company and Rhino Marketing in the amount of $69,036.96. On or about September 30, 1999 the judgment was also entered in California. The Company has recorded an accrual for the estimated liability of this claim as of March 31, 1999.

On or about July 28, 1999 a lawsuit was brought against the Company in the California Superior Court for Ventura County by Fugro West, a former landlord of the Company. The suit seeks damages for unpaid rent and repair costs. On or about July 19, 1999, Fugro West obtained a judgment against the Company pursuant to its action against the Company for unlawful detainer. In addition, Fugro West has brought an action based upon the Company's abandonment of the lease and is seeking the amount due for future rent payments. Fugro West claims total approximately $77,000. The Company has recorded an accrual for the estimated liability of this claim as of March 31, 1999.

On or about April 30, 1999 a lawsuit was brought against the Company in California Superior Court for Santa Maria County by Andrew F. Pollet and Sally
M. Pollet Revocable Trust (collectively "Pollet"). The suit seeks repayment of amounts loaned to the Company by Pollet aggregating $47,500. See Note G. A stipulation for judgment against the Company was entered on or about April 1999 for $61,694. The stipulation provided that enforcement of the judgment would be postponed provided payment was made by April 30, 1999. No payment was ever made and judgment was entered pursuant to the stipulation. The Company has paid approximately half of the judgment but continues to be currently in default. The Company has recorded an accrual for the estimated liability as of March 31, 1999.

On or about June 21, 1999 a lawsuit was brought against the Company in California Superior Court for San Diego County by Grafalloy, L.P. for non-payment for goods provided to the Company. A judgment was entered against the Company on or about September 13, 1999 for $59,700.26 and a judgment lien on personal property was filed with the Secretary of State of California on September 21, 1999. The Company intends to initiate settlement negotiations with Grafalloy to resolve this matter. The Company has recorded an accrual for the estimated liability of this claim as of March 31, 1999.

On or about July, 1999 a lawsuit was brought against the Company in California Superior Court for Santa Barbara County by NEC America, Inc. for failure to make payments on equipment leased in the amount of $58,281.03. The parties have been ordered by the Court to attend a case management conference on December 7, 1999 at which time the Company hopes to negotiate a settlement with NEC America. The Company has recorded an accrual for the estimated liability of this claim as of March 31, 1999.

On or about July 14, 1999 the Company was assessed a fine by the State of California Department of Industrial Relations-Division of Labor Standards Enforcement for lapse of workmen's compensation insurance in the amount of $57,000.00. The Company has not made any payments in satisfaction of this debt but intends to fully satisfy this obligation within the next twelve months. The Company has recorded an accrual for this liability as of March 31, 1999.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)


The Company is aware of a potential claim by The Towbes Group, Inc. ("Towbes"), a former landlord of the Company. On or about, November 23, 1998 the Company entered into a lease agreement with Towbes and paid a security deposit upon execution of the lease. The Company never took possession of the premises and ultimately defaulted under the lease. The Company believes that the lease has been terminated and the security deposit has been forfeited to Towbes as liquidated damages. The Company set forth its position in a letter to Towbes on or about March 31, 1999. There has been no further action on this claim. See Note J.

Hawthorne Direct, Inc. ("Hawthorne") received an arbitration award on August 16, 1999 in the amount of $40,125.59 for non-payment of media services provided to the Company. On or about July 16, 1998, the parties entered into a Media Services Agreement pursuant to which any dispute between the parties was to be submitted to binding arbitration with the American Arbitration Association. The non-payment issue was submitted to arbitration on or about August 16, 1999. The Company settled this matter on November 23, 1999 with the payment of $7,500 and an agreement to make monthly payments commencing on January 23, 2000 at the rate of $3,000 per month until the full amount of this claim has been paid. The full liability of $40,000 has been accrued at March 31, 1999.

On or about July 19, 1999 a lawsuit was brought against the Company in California Superior Court for San Luis Obispo County by Eaton Corporation for non-payment of goods sold which obligation has been reduced to a promissory note in the amount of $29,195.74. This amount has been accrued for as of March 31, 1999.

In addition, certain lenders, vendors, suppliers and professionals have either threatened or instituted actions against the Company resulting from the non-payment of loans or non-payment for services or goods provided by these third parties to Company and its subsidiaries. Management believes that potential liabilities for these claims have been properly recorded at March 31, 1999.

The Company has received correspondence from certain parties that were shareholders of Grafix Corporation prior to the merger with Golf One requesting an adjustment of their shareholdings on the asserted grounds that Golf One had furnished misleading financial information to the Carrera shareholders. Subsequent correspondence proposes to reduce this number significantly. The Company's newly elected Board and management are evaluating these proposals as well as the potential for counter-claims against the principal pre-merger Grafix shareholders, directors, and officers. The Company does not at this time foresee litigation arising out of these issues nor any material adverse effect upon the Company resulting from the potential claims and/or counter-claims.

Additionally, certain former directors and officers have sent letters to the Company requesting the payment of certain outstanding fees, salaries, and expenses incurred during their tenure as directors and/or officers. Management has recorded a liability for the estimated amounts payable at March 31, 1999.

The Company is aware of numerous pending and threatened legal actions by customers of the Company who never received ordered merchandise or who returned merchandise pursuant to the Company's guarantee and never received a refund. Furthermore, the Company has been contacted by the Attorney General's office in several states in connection with these consumer issues. The Company is presently assessing the situation and has been attempting to resolve these claims as they arise.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)

NOTE L - EQUITY TRANSACTIONS

On May 3, 1999, the Company effected a reverse split of its Common Stock at the rate of approximately 1-for-20 in accordance with the terms of the 1999 Merger, the Company exchanged one share of its Common Stock for two shares of Golf One's Common Stock on May 12, 1999. All per share data and references to Common Stock in the consolidated financial statements have been retroactively restated for the reverse split.

In May 1998, the Company obtained secured loans (the "May Loans") in the aggregate amount of $1,450,000 from certain lenders including Thomas P. Gallagher, Ritch Gaiti, Augustine Fund, L.P., IAC, Higgins Family LP., Corporate Communications Network, Inc., Stephen E. Hoffman and William Schuler. In connection with these loans, the Company issued an aggregate of 90,625 shares of Common Stock to the lenders which the Company valued at $725,000. In addition, the Company agreed to issue an additional 10,272 shares of Common Stock on September 30, 1998 and November 30, 1998 if the loans have not been repaid, and 144,793 shares of Common Stock were issued to such lenders in connection with these provisions through March 24, 1999. In connection with these loans, (i) each lender represented to the Company, and the Company believed, that he was an Accredited Investor, (ii) the certificates representing the securities issued to the lenders contain an appropriate restrictive legend regarding resale, and
(iii) the Company did not engage in any general solicitation or general advertisement. The issuance and sale of these securities was made in reliance on
Section 4(2) of the Act as a transaction not involving any public offering. The Company paid a finder's fee of $130,000 to a consultant in connection with these loans. The May Loans were cancelled in March 1999 in connection with the 1999 Merger and the Company issued 465,999 shares of Common Stock to these lenders. Messrs. Gallagher, Gaiti, Schuler and Leach received an additional 116,986 shares of the Company's Common Stock pursuant to the Succession Plan and Agreement relating to the conversion of their $1.0 million May loans plus accrued interest.

In July 1998, the Company issued 2,500 shares of Common Stock to Frank Norton, as part of the consideration for software developed by Mr. Norton for the Company. In June 1998, Frank Norton became the Company's Director of Management Information Services. In connection with this issuance, the Company believed that Mr. Norton was a sophisticated investor and had adequate access, through his employment or other relationships with the Company, to sufficient information about the Company to make an informed investment decision. Mr. Norton represented to the Company that he was acquiring the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. The certificates representing the securities issued to Mr. Norton contain appropriate restrictive legends regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

In July 1998, the Company issued 10,000 shares of Common Stock to Robert Rein, Esq., of the law firm of Saphier, Rein & Walden, who served as legal counsel to the Company at the time of issuance, in consideration of legal services rendered by Mr. Rein. In connection with this issuance, Mr. Rein represented to the Company, and the Company believed, that he was an Accredited Investor. In addition, Mr. Rein represented to the Company that he was purchasing the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. The certificates representing the securities issued to Mr. Rein contain appropriate restrictive legends regarding resale. The issuance and sale of these securities was made in reliance on Section 4(2) of the Act as a transaction not involving any public offering.

In connection with the 1999 Merger, the Company issued to Richard Casey 24,125 shares of Common Stock in exchange for the conversion of his loan of $62,356 in principal and accrued interest. In connection with this issuance, Mr. Casey represented to the Company, and the Company believes, that he is an Accredited Investor and that he is acquiring the securities for his own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. The certificate representing the securities to be issued to Mr. Casey will contain appropriate restrictive legends regarding resale. No underwriting fees, brokerage or other fees or commissions will be paid in connection with this exchange. The issuance and sale of these securities will be made in reliance on Section 3(a)(9) of the Act as a security exchanged by the Company with an existing security holder exclusively.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)

In November of 1998, the Company obtained a loan in the amount of $2,000,000 from Capital Fund Leasing, LLC (Capital Fund"). The loan bore interest at the rate of 15% per annum and was to be repaid on the earlier of (i) the date of the Company's initial public offering or (ii) December 31, 1998. In connection with the loan, the Company entered into a one year Consulting Agreement with James A. Capwill providing for the payment of $15,000 and the issuance of Class C Common Stock Purchase Warrants to purchase 215,000 shares of the Company's Common Stock.

Capital Fund made additional loans to the Company of $360,815, $206,180 and $75,000 in January and February of 1999. On February 12, 1999, the outstanding loans, plus accrued interest, attorneys fees and other charges were refinanced by execution of a Partially Convertible Promissory Note in the principal amount of $3.3 million bearing interest at 16% per annum (the "16.0% Note"). In connection with the refinancing, the Consulting Agreement between the Company and James A. Capwill was amended to extend the term through December 31, 1999 and provide for payment of an additional sum of $82,500 over the term.

The Company is currently in default in payment of both the 16.0% Note and the Consulting Agreement.

On March 14, 1999, the Company obtained an additional loan from Dr. Michael Freilich, and executed a promissory note in the principal amount of $25,000 with fifteen percent (15%) annual interest. In consideration of the loan, the Company agreed to issue 5,000 shares of Common Stock to Dr. Freilich.

The Company issued an aggregate of 73,417 shares of Common Stock for the conversion of approximately 440,500 Class A Common Stock Purchase Warrants held by approximately 32 warrant holders of the Company. In connection with this exchange, each of the warrant holders represented to the Company that he was an Accredited Investor and/or that such person had a pre-existing personal or business relationship with one or more of the Company's officers or directors and had the knowledge and experience in financial and business matters that enabled such person to evaluate the merits and risks of the investment in the securities and in protecting such persons interest in the transaction. The Company believes that each of the warrant holders is an Accredited Investor and/or a sophisticated purchaser. Each of the warrant holders represented to the Company that such person was acquiring the securities for its own account for investment purposes and not with a view to or for sale in connection with any distribution of the securities. No underwriting fees, brokerage or other fees or commissions were paid in connection with the exchange. The certificates representing the securities issued to these persons contain appropriate restrictive legends regarding resale. The issuance and sale of these securities will be made in reliance on Section 3(a)(9) of the Act as a security exchanged by the Company with its existing security holders exclusively.

On February 10, 1999, the Company's Board of Directors approved the issuance of 30,000 shares of Common Stock to Steven Sparks, a former director of the Company, in consideration of his services to the Company as a director and consultant.

In connection with the 1999 Merger, the Company issued 67,186 shares of Common Stock for conversion of $268,741.00 in principal and interest on loans and/or outstanding debt owing to certain vendors to the Company.

Golf One had authorized 5,000,000 shares of preferred stock and has designated 750,750 shares as Series B Convertible Preferred Stock. Series B Convertible Preferred Stock was cumulative, non-participating convertible stock. The dividend rate on these shares was $0.2667 per share. Cumulative dividends in arrears were $0 and $155,799 at March 31, 1999 and 1998, respectively. These shares were converted into 286,324 shares of Common Stock of the Company effective as of the 1999 Merger date.

The Company has issued a total of 1,052,655 and 1,029,275 warrants to purchase Common Stock at March 31, 1999 and 1998, respectively. During year ended March 31, 1999, 23,380 additional warrants were issued and 456,750 were executed or cancelled in connection with debt settlements. The outstanding warrant balance at March 31, 1999 was 595,905. These warrants expired September 30, 1999.

The following activity related to Grafix Corporation pre-merger date and is included in the 980,514 shares labeled "Effect of Recapitalization" in the Consolidated Statement of Stockholders Deficit:

(1) During the year ended March 31, 1998 Grafix issued 3,434 shares of its Common Stock for services valued at $45,549.

(2) Note holders were issued 10,083 shares of Grafix Common Stock during the year ended March 31, 1998 in conjunction with repayment of their respective notes.

(3) Grafix issued 10,640 shares of Common Stock in exchange for outstanding subscriptions during the year ended March 31, 1998.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                   (CONTINUED)

(4) Grafix was a defendant, along with its major shareholder, in a civil lawsuit filed by its former president. The suit seeks compensatory and punitive damages of $2.5 million for among claims breach of contract and improper dismissal. During 1998, the suit was settled by the shareholder who paid an aggregate of $270,000 to the former officer. The Company has recorded the full amount of the settlement as an expense in its statement of operations and has accounted for the payment as a contribution of capital by the shareholder.

(5) During the year ended March 31, 1999 Grafix issued 40,501 shares of its Common Stock to an officer, an employee and others for services valued at $149,916.

(6) On February 11, 1999, the Company completed a debt restructuring with its then principal shareholder of Grafix Corporation, whereby approximately $2.8 million of the Company's debt was retired, including $1,400,000 due to a bank and guaranteed by the shareholder and approximately $1,400,000 of notes payable to the shareholder or to a company under his control. The Company entered into a new two year promissory note with the shareholder, in the face amount of $650,000. This new note is secured by the receivables and inventory of the Company. Interest accrues on the new note for the two year period, and the entire note, with accrued interest, is due on February 11, 2001. Additionally, the Company issued to the shareholder 550,000 shares of its restricted Common Stock to complete the restructuring.

(7) On March 29, 1999, Capital Fund purchased 1,000,000 shares of the Company's Common Stock in a Regulation D (Rule 504) private placement at a purchase price of $1.00 per share or total consideration of $1,000,000. These shares were recorded at their fair value of $2.60 per share at March 29, 1999.


NOTE M - STOCK BASED COMPENSATION

Management has determined to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and adopt the pro forma disclosure requirements of Statement of Accounting Standards No. 123, Accounting for Stock-Based Compensation.

NOTE N - RELATED PARTY TRANSACTIONS

During 1996, the Company advanced amounts under interest bearing open accounts to an affiliated company in which one of the Company's former directors is a principal. Unpaid amounts bear interest at 10% per annum. The outstanding balance, including unpaid interest, was approximately $15,000 and $157,000 at March 31, 1999 and March 31, 1998, respectively.

See NOTE G for related party notes payable.

                            GARY PLAYER DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)

NOTE O - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements: SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and financial statements for earlier periods will be required for comparative purposes. The adoption of SFAS No. 130 has had no impact on the Company, as the Company has not engaged in transactions that would generate other comprehensive income as defined in the statement.

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

NOTE P - SUBSEQUENT EVENTS

Effective as of October 14, 1999 Marc Player, Mr. Player's son, and Pamela Campbell, the Controller of GPG, were appointed two of the three members of the Board of Directors of the Company along with Thomas P. Gallagher who became the Chairman of the Board of Directors. Also, as of October 14, 1999, the Company's Direct Marketing Agreement (the "Licensing Agreement") with GPG was in default as a result of the Company's failure to satisfy certain provisions of the Licensing Agreement including the failure to make certain royalty payments, the failure to meet certain sales minimums and the failure to pay miscellaneous other charges under the Licensing Agreement. As of November 9, 1999, the Company and GPG executed certain amendments to the Licensing Agreement and the Company is no longer in default as of the date of this report. The Company has made payments to GPG and Marc Player totaling $555,000 from October 14, 1999 to November 16, 1999.

During August through September 30, 1999 the Company sold 737,647 shares of Common Stock at an average price of $1.35 per share, resulting in net proceeds of $993,814 through a Regulation S offering. The Company anticipates selling additional Regulation S shares in this private placement during the remainder of the fiscal year ending March 31, 2000.

On October 14, 1999, Mr. Cervantes tendered his resignation to the Company for all of his positions and received certain allowances in consideration therefor pursuant to the terms of the Succession Plan and Agreement. Pursuant to Succession Plan and Agreement, the Company acknowledged that Mr. Cervantes' employment agreement was being terminated by the Company without cause, provided, however, Mr. Cervantes agreed not to pursue or institute any action against the Company for termination without cause unless the Company or any subsidiary instituted an action against Mr. Cervantes (other than an action for breach of the Succession Plan and Agreement or certain other claims that the Company may raise).