Form 10QSB
period 1999-06-30
GARY PLAYER DIRECT INC
filed 1999-12-07
CIK 798740

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

        (Mark One)

        [X] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For The Quarterly Period Ended June 30, 1999

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

               710 AEROVISTA, SUITE B, SAN LUIS OBISPO, CALIFORNIA 93401
                    (Address of Principal Executive Offices)

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

Yes          No  X
    ---         ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No
    ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of: June 30, 1999: 5,951,008 Common Stock

           Transitional Small Business Disclosure Format (check one):

Yes          No  X
    ---         ---

                            GARY PLAYER DIRECT, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


                                                                            PAGE
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - for the Three Months ended
        June 30, 1999  (Unaudited) and the fiscal year ended
        March 31, 1999.                                                       3

        Consolidated Statements of Operations - for the Three Months
        ended June 30, 1999 and 1998 (Unaudited)                              4

        Consolidated Statements of Cash Flows - for the Three Months
        ended June 30, 1999 and 1998 (Unaudited)                              5

        Notes to Consolidated Financial Statements - June 30, 1999            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            13

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  19

ITEM 5. OTHER INFORMATION                                                    19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     20

                         PART I - FINANCIAL INFORMATION



                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1999 AND MARCH 31, 1999


                  ASSETS
                                                                                               June 30, 1999          March 31, 1999
                                                                                                (unaudited)
Current Assets
  Cash                                                                                         $         42            $    249,545
  Accounts receivable                                                                                27,351                   2,001
  Inventories                                                                                       347,162                 355,226
  Prepaid expenses and other                                                                         73,508                 230,041
                                                                                               ------------            ------------
    Total current assets                                                                            448,063                 836,813



Furniture, fixtures, property and equipment, net                                                    229,141                 241,856
Other Assets                                                                                        856,931                 807,791
                                                                                               ------------            ------------
Total assets                                                                                   $  1,534,135            $  1,886,460
                                                                                               ============            ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                                     $  8,115,172            $  7,332,273
  Notes payable                                                                                   4,648,316               4,404,220
  Customer refunds, deferred revenue and allowance for returns                                    4,381,615               4,837,136
                                                                                               ------------            ------------
    Total current liabilities                                                                    17,145,103              16,573,629

Notes Payable, less current portion                                                                 650,000                 650,000

Stockholders' Deficit
  Common stock, par value $.001 per share - authorized
  50,000,000 shares, issued and outstanding 5,951,008 and                                             5,959                   5,795
  5,794,758 shares at June 30 and March 31, 1999
  respectively                                                                                           --                      --
  Preferred stock, par value, $.001 per share - authorized 5,000,000 shares
  Series B convertible preferred stock - authorized, 750,750 shares                                      --                      --
  Additional paid in capital                                                                     13,513,790              13,012,466
  Common stock subscribed                                                                                --                 (60,711)
  Accumulated deficit                                                                           (29,780,717)            (28,294,719)
                                                                                               ------------            ------------
Total Stockholders' Deficit                                                                     (16,260,968)            (15,337,169)
                                                                                               ------------            ------------
Total Liabilities and Stockholders' Deficit                                                    $  1,534,135            $  1,886,460
                                                                                               ============            ============

   The accompanying notes are an integral part of these financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (unaudited)



                                                                                               Three                     Three
                                                                                               Months                    Months
                                                                                               Ended                     Ended
                                                                                              JUNE 30,                  JUNE 30,
                                                                                                1999                      1998
                                                                                            ===========                 ===========

Gross Sales                                                                                  $1,439,689                  $5,067,006
Less allowances for returns                                                                     769,974                   2,213,939
                                                                                            -----------                 -----------
         Net Sales                                                                              669,715                   2,853,067
Cost of goods sold                                                                              380,233                   1,174,424
                                                                                            -----------                 -----------
         Gross Profit                                                                           289,482                   1,678,643

Operating expenses
   Telemarketing and infomercial expenses                                                       429,105                   1,492,606
   Selling expenses                                                                             335,289                     888,722
   General and administrative                                                                   635,461                     409,487
   Depreciation and amortization                                                                 17,858                      17,051
   Litigation settlement expense                                                                     --                      23,333
                                                                                            -----------                 -----------
         Total operating expenses                                                             1,417,713                   2,831,199
                                                                                            -----------                 -----------
         Operating loss                                                                      (1,128,231)                 (1,152,556)

Other expenses
   Interest expense                                                                             355,223                   1,396,741
   Other (income) expense, net                                                                    2,544                     (31,654)
                                                                                            -----------                 -----------
         Total other expenses                                                                   357,767                   1,365,087
                                                                                            -----------                 -----------
         NET LOSS                                                                           $(1,485,998)                $(2,517,643)
                                                                                            ===========                 ===========

Weighted average shares of common stock outstanding                                           5,849,758                   1,751,958
                                                                                            ===========                 ===========
Net loss per share - Basic and diluted                                                           $(0.25)                     $(1.44)
                                                                                            ===========                 ===========


   The accompanying notes are an integral part of these financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (unaudited)


                                                                                                 June 30, 1999         June 30, 1998
                                                                                                 -------------         -------------
Increase (decrease) in cash:
Cash flows from operating activities:
     Net loss                                                                                    $(1,485,998)           $(2,517,643)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Allowance for uncollectible receivables                                                         --                 20,306
          Depreciation and amortization                                                               17,858                 17,051
          Amortization of discount on debt                                                                --              1,278,357
          Issuance of Class A warrants for new notes payable                                         100,000                     --
          Issuance of common stock for consulting services                                           236,250                     --
          Issuance of common stock to employees                                                       30,000                     --
          Issuance of common stock for loan extensions                                                15,000                     --
          Issuance of common stock for vendor settlements                                             45,000                     --
          Issuance of common stock for loan fees                                                      88,751                     --

         Changes in assets and liabilities:
            Accounts receivables                                                                     (25,350)               (44,932)
            Inventories                                                                                8,064               (407,222)
            Prepaid expenses and other                                                               156,533               (235,410)
            Other assets                                                                             (49,140)              (474,263)
            Accounts payable and accrued liabilities                                                 769,386                788,693
            Customer refunds, deferred revenue and allowance for returns                            (455,521)               364,374
                                                                                                 -----------            -----------
              Net cash used in operating activities                                                 (549,167)           $(1,210,690)
                                                                                                 -----------            -----------

Cash flows from investing activities:
     Purchases of equipment                                                                           (5,143)              (103,870)
Cash flows from financing activities:
     Proceeds from issuance of debt                                                                  249,269              1,387,500
     Proceeds from sale of stock                                                                          --                 18,000
     Proceeds from common stock subscribed                                                            60,711                     --
     Payments on capital lease                                                                        (5,173)                    --
                                                                                                 -----------            -----------
            Net cash provided by financing activities                                                304,807              1,405,500
                                                                                                 -----------            -----------
            Net increase (decrease) in cash                                                         (249,503)                90,940
Cash at beginning of period                                                                          249,545                129,008
                                                                                                 -----------            -----------
Cash at end of period                                                                            $        42            $   219,948
                                                                                                 ===========            ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                             --                  4,255
                                                                                                 -----------            -----------
Supplemental disclosure of noncash financing activity:
      Issuance of common stock for note extensions                                               $    15,000            $         0
                                                                                                 -----------            -----------
      Issuance of common stock for new notes payable                                             $    88,751            $   744,944
                                                                                                 -----------            -----------
      Issuance of common stock for consulting fees                                               $   236,250            $         0
                                                                                                 -----------            -----------
      Issuance of common stock for employee services                                             $    30,000            $         0
                                                                                                 -----------            -----------
      Issuance of common stock for vendor settlements                                            $     4,000            $         0
                                                                                                 -----------            -----------
      Issuance of warrants for new note payable                                                  $   100,000            $         0
                                                                                                 -----------            -----------




   The accompanying notes are an integral part of these financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1999
                                  -------------
                                   (UNAUDITED)
                                   -----------


1. GENERAL

The accompanying unaudited interim financial statements of Gary Player Direct, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the three months ended June 30, 1999 and 1998. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

These interim financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform with the current period presentation.


2. DESCRIPTION OF BUSINESS

The Company is engaged principally in the direct marketing within the United States and Canada of Gary Player brand golf clubs pursuant to an exclusive license from the Gary Player Group, Inc. ("GPG"). The Company's golf clubs are currently marketed and sold under the names Gary Player Black Knight and Gary Player.

On March 29, 1999, Grafix Corporation completed a merger with Golf One, in which Golf One merged with and into Grafix, and the Company changed its name to "Gary Player Direct, Inc." Pursuant to the terms of the Agreement of Merger, the Company issued 3,817,244 shares of its common stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the merger with Golf One, the Company effected a 1-for-20 reverse split of its issued and outstanding common stock. As of March 31, 1999, the Company had 5,794,758 shares of common stock issued and outstanding, including the 3,817,244 shares owned by Golf One's former shareholders and lenders.

The Company as Grafix Corporation designed, developed, assembled and distributed golf products, clothing and accessories worldwide utilizing the Carrera (R) brand name and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmBh, a subsidiary of Safilo SpG ("Safilo"), owner of the Carrera brand name. The Company has discontinued Grafix's operations including the sale of Carrera Golf brand products. Upon closing of the 1999 Merger, the Company's operations, which had ceased on or about September 30, 1998, became that of those conducted by Golf One since 1995.

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

The Company's second subsidiary, Gran Prix, was formed by the Company in January, 1997 as a wholly-owned subsidiary of the Company, and commenced sales of golf clubs and related golf products and accessories under the Gary Player Gran Prix brand name in February, 1997. Such sales were made through direct-marketing pursuant to an exclusive long-term direct marketing agreement between the Company and Gary Player Golf Equipment, Inc. ("GPGE"). The Gary Player Gran Prix line of golf products was discontinued by Gran Prix on or about the date of the 1999 Merger.

As a result of the 1999 Merger, substantially all of the operations of the Company relate to the operations of the Gary Player line of branded products and the focus of the Company's activities going forward will be the development of revenue from manufacturing, marketing, licensing and distributing golf equipment and apparel resulting from licenses (the "Player Licenses") acquired from The Gary Player Group, Inc. ("GPG"). .In November 1996, the Company entered into a 20-year direct marketing agreement ("the Licensing Agreement"), with GPG, pursuant to which the Company obtained the exclusive right to market and sell golf clubs and golf accessories and apparel under the name "Gary Player" on a direct marketing basis in the United States and Canada.

The 1999 Merger was accounted for as a purchase of the Company by Golf One in a "reverse acquisition" because the existing stockholders of the Company did not have voting control of the combined entity after the transaction. In a reverse acquisition, the accounting treatment differs from the form of the transaction, as the continuing legal entity is not considered to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (Golf One), including any comparative prior year financial statements presented by the combined entity after the business transaction. Accordingly, the 1998 financial statements of the Company will consist of the comparative historical financial statements of Golf One, with accompanying disclosure concerning the change in capital structure effected by the acquisition.

In connection with the 1999 Merger, the Company changed its fiscal year-end from September 30 to March 31, which is the fiscal year end of Golf One.

3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations and at June 30, 1999, the Company has a deficit working capital of $16,467,074 and a stockholders' deficit of $16,260,968. As discussed in Notes 4 and 7, the Company is also in default on the payment of certain notes payable and its Licensing Agreement with GPG, and is subject to significant litigation, claims and assessments. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Until October 14, 1999, Gary Player Group's ("GPG") relationship with the Company was that of a licensor of the Gary Player name under the Licensing Agreement. The twenty year Licensing Agreement provides for the direct marketing of Gary Player branded golf equipment and accessories in North America principally through telemarketing activities by the Company. Effective as of October 14, 1999 Marc Player, Mr. Player's son, and Pamela Campbell, the Controller of GPG, were appointed two of the three members of the Board of Directors of the Company along with Thomas P. Gallagher who became the Chairman of the Board of Directors. Also, as of October 14, 1999, the Company's Licensing Agreement with GPG was in default as a result of the Company's failure to satisfy certain provisions of the Licensing Agreement including the failure to make certain royalty payments, the failure to meet certain sales minimums and the failure to pay miscellaneous other charges under the Licensing Agreement. As of November 9, 1999 and November 11, 1999, the Company and GPG executed certain amendments to the Licensing Agreement and the Company is no longer in default as of the date of this report. The Company has made payments to GPG and Marc Player totaling $555,000 between October 14, 1999 and November 16, 1999.

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

4. SHORT-TERM DEBT

During the quarter ended June 30, 1999, the Company obtained several loans from different private parties to fund its operations.

On April 20, 1999, the Company entered into an agreement with PayPro Resources, Inc. ("PayPro"), whereby PayPro agreed to lend $79,269 to the Company under the terms of a client service agreement, which agreement required a personal guaranty by Mr. Alfonso J. Cervantes, Jr., the Company's CEO at the time of issuance ("Cervantes"). The loan is evidenced by a promissory note dated April 20, 1999 with annual interest accruing at 10%. The Company is currently in default of such loan.

On May 17, 1999, the Company obtained a loan from Mr. Richard Casey ("Casey"), in the amount of $40,000 (the "Casey May Loan"). In consideration of the Casey May Loan, the Company executed a promissory note in the amount of $40,000 with annual interest accruing at 12%, and issued 10,000 shares of common stock to Casey. The Casey May Loan is due on July 16, 1999.

On May 17, 1999, the Company obtained a loan from Dr. Michael Freilich ("Freilich"), in the amount of $20,000 (the "Freilich May Loan"). In consideration of the Freilich May Loan, the Company executed a promissory note in the amount of $20,000 with annual interest accruing at 15%, and issued 7,500 shares of common stock to Freilich. The Freilich May Loan was extended on June 22, 1999 for an additional thirty (30) days in consideration of the issuance of an additional 5,000 shares of common stock.

On June 1, 1999, the Company obtained a loan from Mr. Thomas Imming ("Imming"), in the amount of $10,000 (the "Imming Loan"). In consideration of the Imming Loan, the Company executed a promissory note in the amount of $10,000 with annual interest accruing at 10%, and issued 5,000 shares of common stock to Imming. The Imming Loan was due on June 17, 1999. The Company is currently in default of the Imming Loan.

On June 6, 1999, in return for a loan from Lava Investments Limited in the amount of $50,000 (the "Lava Loan"), the Company executed a secured convertible promissory note in the amount of $75,000 with interest at 10% per annum in favor of Lava. The note was secured with a UCC-1 financing statement and guaranteed by Cervantes. The note issued to Lava is due on July 6, 1999. As further consideration for making the loan, Lava was granted a warrant to purchase 100,000 shares of the Company's common stock at $1.00 per share. The Company is currently in default on the Lava Loan.

On June 10, 1999, the Company obtained a loan from Mid-American General Agency, Inc. ("Mid-American"), in the amount of $50,000 (the "Mid-American Loan"). In consideration of the Mid-American Loan, the Company executed a promissory note in the amount of $50,000 with annual interest accruing at 12%, and issued 25,000 shares of common stock to Mid-American. The Mid-American Loan is due on September 8, 1999.

5. EQUITY TRANSACTIONS

On May 21, 1999, the Company issued 10,000 shares of the Company's Common Stock to a Mr. Hirsch in consideration for services rendered to the Company. The shares were valued at $3.00 per share by the Company.

On May 21, 1999, the Company issued 10,000 shares to Joseph DePanfilis - an officer of the Company in consideration for services rendered to the Company. These shares were valued at $3.00 per share.

On May 21, 1999, the Company issued 15,000 shares of the Company's Common Stock as a security deposit for the entering into of a lease agreement. These shares were valued at $3.00 per share.

On May 27, 1999, the Company issued 18,750 shares of the Company's Common Stock to a Mr. Cox in consideration for consulting services rendered and to be rendered to the Company in the fiscal quarter ended June 30, 1999. These shares were valued at $3.00 per share.

On June 2, 1999, Mr. Gary Kucher entered in a consulting agreement with the Company to provide consulting services for a one year period in consideration for the issuance of 50,000 shares of the Company's Common Stock. The Company was obligated to register these shares under the Securities Act of 1933, as amended (the "Act") within thirty days of their issuance. In addition, the consulting agreement provides for certain monetary penalties in the event that the shares are not timely registered under the Act. These shares have been valued by the Company at $3.00 per share.

Refer to additional equity transactions entered into by the Company in footnote
4.

6. LOSS PER SHARE

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the loss per share for the three-month periods presented. There were no dilutive stock options or warrants for the three-month periods ended June 30, 1999 and 1998.

7. SUBSEQUENT EVENTS

On July 6, 1999, the Company obtained an additional loan from Casey in the amount of $20,000 (the "Casey July Loan"). In consideration of the Casey July Loan, the Company executed a promissory note in the amount of $20,000 with annual interest accruing at 10% and issued 25,000 shares of common stock to Casey. Pursuant to a Modification Agreement dated September 15, 1999 the maturity dates of the Casey May Loan and the Casey July Loan were extended to November 15, 1999 in consideration of the issuance of an additional 15,000 shares of common stock of the Company. The Company is currently in default of the Casey May Loan and the Casey July Loan.

On August 16, 1999, the Company extended the maturity dates on the Freilich May Loan and the previous March Loan in the amount of $25,000 to September 1 and 6, 1999, respectively, in consideration of the issuance of an additional 17,500 shares of common stock of the Company. On September 13, 1999, the Company once again extended the maturity dates on the Freilich May and March Loans through November 15, 1999 in consideration of the issuance of an additional 2,500 shares of common stock of the Company. The Company is currently in default of such loans.

On July 14, the Company executed an amendment to the Lava Loan extending the time of payment of the Lava Loan to July 21, 1999 in consideration for payment of an extension fee of $6,250 and issuance of 10,000 shares of the Company's Common Stock. The note was not repaid by July 21, 1999, and in accordance with the terms of the note the Company issued another 10,000 shares of the Company's common stock and paid a $12,500 extension fee to Lava. The Lava Loan was paid in full on or about September of 1999.

Pursuant to a Modification Agreement dated September 27, 1999, the maturity date of the Mid-American Loan was extended to December 7, 1999 in consideration of the issuance of an additional 15,000 shares of common stock of the Company.

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

During August through September 30, 1999, the Company sold 737,647 shares of common stock to an offshore accredited investor resulting in net proceeds of $993,814 through a Regulation S offering. The Company anticipates selling additional Regulation S shares in this private placement during the remainder of the fiscal year ending March 31, 2000.

On October 14, 1999, Mr. Cervantes tendered his resignation to the Company for all of his positions and received certain allowances in consideration therefore pursuant to the terms of the Succession Plan and Agreement. Pursuant to the Succession Plan and Agreement the Company acknowledged that Mr. Cervantes' employment agreement was being terminated by the Company without cause, provided, however, Mr. Cervantes agreed not to pursue or institute any action against the Company for termination without cause unless the Company or any subsidiary instituted an action against Mr. Cervantes (other than an action for breach of the Succession Plan and Agreement or certain other claims that the Company may raise).

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This report was prepared and filed in December 1999, and accordingly this report addresses and reflects not only matters relevant to the reporting period during the period ended June 30, 1999, but also certain events and matters during the period July 1, 1999 through and including the date of this report (the "Subsequent Period") which management believes are material and useful to the reader's understanding of this report. The events of the Subsequent Period that are addressed herein are included because this report and the quarterly report of the Company for the quarter ended September 30, 1999 have not been filed with the Securities and Exchange Commission ("Commission") as of the date of this report. The events of the Subsequent Period included a substantial transition in the Company's Board and management, and the Company's engagement of new auditors during October, 1999, which has been described in the description of new management and directors in the Company's 1999 Annual Report on Form 10-KSB ("1999 Form 10-KSB"), Item 9, "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act". Accordingly, the information contained herein is qualified to the extent of the knowledge possessed by the Company's new management team as of the date of this report with respect to the affairs of the Company.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

        Since inception, the Company's cash requirements have exceeded its cash flows from operations and, at June 30, 1999, the Company had a working capital deficit of $16,697,040. As a result, the Company has depended on loans and sales of securities to fund its operations. The Company must increase its net sales to obtain sufficient cash flows from operations to meet its cash requirements. The Company is dependent upon the proceeds of securities offerings and loans to implement its growth strategy and finance its short-term working capital requirements. Subsequent to the date of the 1999 Merger, the Company has continued to sustain substantial losses and has had substantially reduced sales of its golf products.

        At June 30, 1999, the Company had outstanding borrowings of $5,298,316, of which the Company was in default on $4,648,316 of the outstanding indebtedness.

        At June 30, 1999, the Company had customer refunds payable, deferred revenue and an allowance for returns totalling $4,381,615.

        Other assets at June 30, 1999 included principally deferred direct response advertising costs of $90,000, a loan receivable of $15,000 from a corporation owned by the former CEO and President of the Company until October 14, 1999, deferred acquisition costs of $300,274 and advertising credits of $390,239.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to June 30, 1998

Net sales for the three months ended June 30, 1999 were $669,715, a decrease of 76% as compared to net sales of $2,853,067 for the three months ended June 30, 1998. Net sales were derived from gross sales of $1,439,680 and $5,067,006 for the three months ended June 30, 1999 and 1998, respectively. The decrease in net sales was due to lack of working capital. Substantially all sales in the three months ended June 30, 1999 and 1998 were generated by telemarketing.

The Company recorded allowances for returns of 53% and 44% of net sales for the three months ended June 30, 1999 and 1998, respectively. The Company establishes allowances for returns at the time of recording sales based on its historical return rates.

Cost of goods sold was $380,233 for the three months ended June 30, 1999, as compared to cost of goods sold of $1,174,424 for the three months ended June 30, 1998, and the gross margins were 43% and 58% of net sales, respectively, during these quarters. The decrease in gross margin was due principally to lower sales volumes.

As of April 1, 1999, the Company commenced the development of a new program whereby it offers new purchasers of clubs certain incentives to "waive" the 60-day buy-back right. These buy-back waivers can include bonus clubs, golf balls, golf tip videos, and under certain circumstances, cash discounts. The objective of this program is to reduce returns of the Company's products.

Operating expenses were $1,417,713 for the quarter ended June 30, 1999, an decrease of 49% as compared to operating expenses of 2,831,199 for the quarter ended June 30, 1998.

Telemarketing, infomercial, and selling expenses were $764,394 for the three months ended June 30, 1999, a decrease of 68% from selling expenses of $2,381,328 for the three months ended June 30, 1998. These expenses include production and advertising and commissions, royalties, and related fees, salaries, wages and benefits of management personnel involved in sales and marketing, customer service and sales support, fees paid to the credit card processor and lead generation costs. These expenses decreased in the three months ended June 30, 1999 due principally to a reduction in sales due to working capital constraints.

General and administrative expenses were $635,461 for the three months ended June 30, 1999, an increase of 55% as compared to general and administrative expenses of $409,487 for the three months ended June 30, 1998. General and administrative expenses include primarily salaries and benefits of executive officers and administrative personnel, consulting fees, rent and utilities. The increase in these expenses was due principally to issuance of shares to consultants for services rendered during the quarter.

Interest expense was $355,223 for the three months ended June 30, 1999, a decrease of 74% as compared to interest expense of $1,396,741 for the three months ended June 30, 1998.

As a result of the foregoing, the Company incurred a net loss of $1,485,998 for the three months ended June 30, 1999, as compared to a net loss of $2,517,643 for the three months ended June 30, 1998.

PLAN OF OPERATIONS FOR THE COMPANY

        On March 29, 1999, Grafix Corporation completed a merger (the "1999 Merger") with Golf One, in which Golf One merged with and into the Company, and the Company changed its name to "Gary Player Direct, Inc." Pursuant to the terms of the Agreement of Merger, a copy of which was filed as an exhibit in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1999, and which is incorporated herein by reference, the Company issued 3,817,244 shares of its common stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the merger with Golf One, the Company effected a 1:20 reverse split of its issued and outstanding common stock. As of March 31, 1999, the Company had 5,794,758 shares of common stock issued and outstanding, including the 3,817,244 shares owned by Golf One's former shareholders. The Company's NASD trading symbol was changed from "CRRA" to "GPLY" to reflect the Company's changed name following the 1999 Merger.

        As part of the 1999 Merger, Messrs. Arnold Guttenberg and Clifford Cozier resigned as directors of the Company. Mr. Kenneth Krausman remained as the sole director of the Company, and Mr. Alfonso J. Cervantes and Mr. Robert J. Friedland were appointed directors of the Company. The Board of Directors also appointed Mr. Cervantes as President, Chief Executive Officer, Chairman of the Board and Secretary of the Company, Mr. Joseph A. DePanfilis as Executive Vice President, Mr. Richard S. Schonfeld as Chief Financial Officer and Treasurer, and Mr. Krausman as Senior Vice President, Business and Legal Affairs. Mr. Krausman resigned from all of his positions with the Company on September 1, 1999. Messrs. Cervantes and Friedland resigned from all of their positions on October 14, 1999 in connection with a certain Succession Plan and Agreement effective on October 14, 1999. Messrs. DePanfilis and Schonfeld also resigned in July, 1999 and May, 1999, respectively.

        As a result of the 1999 Merger, substantially all of the operations of the Company relate to the operations of the Gary Player line of branded products and the focus of the Company's activities going forward will be the development of revenue from manufacturing, marketing, licensing and distributing golf equipment and apparel resulting from licenses (the "Player Licenses") acquired from The Gary Player Group, Inc. ("GPG"). As a result of a lack of financing affecting the Carrera Golf branded products during the fiscal year ended September 30, 1998 and for the subsequent period up until the 1999 Merger and a deterioration in relations between the Company and Citizen's Trading Group of Japan ("Citizen"), the Company has not recognized revenue from the sale of Carrera Golf branded products since September 30, 1998. The Company is currently reviewing its relationship with Citizen and its licensing arrangement with Carrera.

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

        4. Modify business operations to attain profitability including the introduction of certain new products; and

        5. Complete the acquisition of the assets of the golf equipment division of GPG (the "Player Acquisition"), which division is known as Gary Player Golf Equipment ("GPGE").

There can be no assurance that the Company will be successful in achieving any of the above-stated objectives.

        The near-term business strategy is to fully capitalize on the rights received by the direct marketing agreement to use the Gary Player brand name executed on November 1, 1996 between the Company and GPGE, Inc. ("GPGE"), a division of GPG (the "Licensing Agreement"). One of the most successful international golfers of his generation, Mr. Player has achieved the kind of worldwide recognition reserved for only a handful of figures in the world of sports. Should the Company complete the acquisition of the golf equipment division of GPG, the Company will be in a position to market and sell an expanded array of golf equipment and accessories worldwide. The assets of the golf equipment operations of GPG include principally two licenses which together give the Company the perpetual, worldwide, exclusive right to use the name and likeness of Gary Player, the professional golfer, and ancillary marks, including Black Knight and the Knight's Head Logo, in connection with the manufacture, marketing and distribution of golf clubs, accessories and apparel for an annual license fee and a royalty payable based on net receipts. As part of the Player Acquisition, the Company will also acquire existing sub-licenses based on the Player Licenses and accounts receivable. The inventory previously owned by GPG has been transferred to the Company as part of the terms of the Company's Licensing Agreement.

        The Company is exploring the possibility of expanding its internet sales strategy over the coming months, creating strategic alliances to further market the Company's products. Additionally, it is the Company's objective to increase direct response television marketing through utilization of an infomercial featuring Mr. Player and the continued telemarketing activities that have been the primary source of revenue to date. Over the longer term, the Company looks to engage in strategic acquisitions of golf related businesses that complement or diversify the Company's existing product mix and if the Company completes the Player Acquisition, enter into sub-license agreements with third parties. There can be no assurance that the Company will be successful in achieving any, or all of the above-stated objectives.

        The Company implemented a one-for-three stock split in July 1998 and a one-for-twenty stock split in May 1999. In addition, Golf One shareholders received one (1) share of the Company's Stock for each two (2) Golf One shares owned at the date of the 1999 Merger. Unless otherwise indicated, all references to the Company's Common Stock in this report give effect to both of these stock splits.

        The Company's Strategic Plan is to position the Company as an internet-driven direct marketing golf equipment company in addition to its telemarketing sales. The Strategic Plan also calls for the expansion of international marketing activities to fully exploit the Gary Player name.

         Until October 14, 1999, GPG's relationship with the Company was that of a licensor of the Gary Player name for the direct marketing of Gary Player branded golf equipment and accessories in North America principally through telemarketing activities. Effective as of October 14, 1999, Marc Player, Mr. Player's son, and Pamela Campbell, the Controller of GPG, were appointed two of the three members of the Board of Directors of the Company along with Thomas P. Gallagher, who became the Chairman of the Board of Directors. Also, as of October 14, 1999, the Company's Licensing Agreement with GPG was in default as a result of the Company's failure to satisfy certain provisions of the Licensing Agreement including the failure to make certain royalty payments, the failure to meet certain sales minimums and the failure to pay miscellaneous other charges under the Licensing Agreement. As of November
9, 1999, and November 11, 1999, the Company and GPG executed certain amendments to the Licensing Agreement and the Company is no longer in default as of the date of this report. The Company has made payments to GPG and Marc Player totaling $555,000 since October 14, 1999.

        In addition, Gary Player, GPG and the Company anticipate finalizing the Asset Purchase Agreement ("APA") which will allow the Company to market, sell, distribute and sublicense premium golf equipment and accessories worldwide under the Gary Player name. Upon the completion of the APA, GPG will be one of the largest shareholders of the Company. On October 28, 1999, Marc Player became the interim Chief Executive Officer of the Company. Furthermore, Mr. Gary Player plans to become more actively involved in the design of the Company's golf equipment and in assisting the Company in forming strategic relationships to assist the Company in many areas including advertising and internet sales. Mr. Gary Player has also pledged to assist the Company in making available his worldwide business and financial contacts to create licensing and acquisition opportunities for the Company.

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

        To generate significant traffic for the Company's website, in addition to the e-marketing program described above, the Company intends to implement a multi-pronged approach: (i) utilize Gary Player as a spokesman to promote the website in all media; (ii) produce and broadcast quarterly thirty minute "webcasts" concurrent with major tournaments such as the Masters or the British Open featuring Gary Player during which he will detail the tournament history, the course upon which the tournament is being held, some of the history of golf's legends, and provide tips for viewers who log on; (iii) use print and electronic advertising; (iv) utilize Company infomercials (being developed) to promote the website; and (v) pursue a campaign to form strategic alliances with numerous high traffic sites, ranging from sports to business, designed to link traffic flows and in certain cases share revenue.

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

YEAR 2000

        The Company has reviewed its operations and administrative systems relative to year 2000 ("Y2K") matters. The Company's review includes a series of initiatives to ensure that all of the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as fax machines and security systems ("non-IT systems"). These systems may contain embedded technology which require the Company's review, including broad identification, assessment, remediation and testing efforts.

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

        At this point in the review process, the Company cannot reasonably estimate the cost of achieving Y2K compliance; however, the Company does not anticipate the cost of implementing its Y2K efforts to be material. The Company plans to determine the Y2K readiness of its key suppliers, identify alternative sources for materials and services in the event that lack of Y2K compliance is indicated, and make inquires regarding the Y2K readiness of any potential strategic partners. Management is continuing to examine the Y2K issues as they potentially impact the Company, and will be developing contingency plans as necessary.

        There can be no assurance that the failure of the Company or any third parties to achieve Y2K compliance would not have a material adverse effect on the Company. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. However, given the fact the Company is involved in an internet driven business and the Company relies on computer driven programs for its sales and operations, Y2K compliance is essential to the continuing success of the Company.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Please see Item 3, "Legal Proceedings" of the 1999 Form 10-KSB filed with the Securities and Exchange Commission on December 7, 1999 for a description of the Company's litigation during the quarter ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES

        On May 3, 1999 the Company amended its Certificate of Incorporation to effect a twenty (20) for one (1) reverse split of all the Company's issued common stock, par value $.001 per share. The Certificate of Amendment to the Certificate of Incorporation was filed with the Company's 1999 Form 10-KSB as
Exhibit 3.3.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Please see Item 3, "Legal Proceedings" and Note G and Note K to the Consolidated Financial Statements of the 1999 Form 10-KSB filed with the Securities and Exchange Commission on December 7, 1999 for a description of the Company's defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the shareholders during the quarter ended June 30, 1999

ITEM 5. OTHER INFORMATION

        During the quarter ended June 30, 1999, the Company obtained several loans from different private parties to fund its operations.

        On April 20, 1999, the Company entered into a certain agreement with PayPro Resources, Inc. ("PayPro"), whereby PayPro agreed to lend $79,269 to the Company under the terms of a client service agreement, which agreement required a personal guaranty by Mr. Alfonso J. Cervantes, Jr., the Company's CEO at the time of issuance ("Cervantes"). The loan is evidenced by a promissory note dated April 20, 1999 with annual interest accruing at 10%. The Company is currently in default of such loan.

         On May 17, 1999, the Company obtained a loan from Mr. Richard Casey ("Casey"), in the amount of $40,000 (the "Casey May Loan"). In consideration of the Casey May Loan, the Company executed a promissory note in the amount of $40,000 with annual interest accruing at 12%, and issued 10,000 shares of common stock to Casey. The Casey May Loan was due on July 16, 1999. On July 6, 1999, the Company obtained an additional loan from Casey in the amount of $20,000 (the "Casey July Loan"). In consideration of the Casey July Loan, the Company executed a promissory note in the amount of $20,000 with annual interest accruing at 10% and issued 25,000 shares of common stock to Casey. Pursuant to a Modification Agreement dated September 15, 1999 the maturity dates of the Casey May Loan and the Casey July Loan were extended to November 15, 1999 in consideration of the issuance of an additional 15,000 shares of common stock of the Company. The Company is currently in default of the Casey May Loan and the Casey July Loan.

        On May 17, 1999, the Company obtained a loan from Dr. Michael Freilich ("Freilich"), in the amount of $20,000 (the "Freilich May Loan"). In consideration of the Freilich May Loan, the Company executed a promissory note in the amount of $20,000 with annual interest accruing at 15%, and issued 7,500 shares of common stock to Freilich. The Freilich May Loan was extended on June 22, 1999 for an additional thirty (30) days in consideration of the issuance of an additional 5,000 shares of common stock. On August 16, 1999, the Company extended the maturity dates on the Freilich May Loan and the previous March Loan in the amount of $25,000 to September 1 and 6, 1999, respectively, in consideration of the issuance of an additional 17,500 shares of common stock of the Company. On September 13, 1999, the Company once again extended the maturity dates on the Freilich May and March Loans through November 15, 1999 in consideration of the issuance of an additional 2,500 shares of common stock of the Company. The Company is currently in default of such loans.

        On June 1, 1999, the Company obtained a loan from Mr. Thomas Imming ("Imming"), in the amount of $10,000 (the "Imming Loan"). In consideration of the Imming Loan, the Company executed a promissory note in the amount of $10,000 with annual interest accruing at 10%, and issued 5,000 shares of common stock to Imming. The Imming Loan was due on June 17, 1999. The Company is currently in default of the Imming Loan.

        On June 6, 1999, in return for a loan from Lava Investments Limited ("Lava") in the amount of $50,000 (the "Lava Loan"), the Company executed a secured convertible promissory note in the amount of $75,000 with interest at 10% per annum in favor of Lava. The note was secured with a UCC-1 financing statement and guaranteed by Cervantes. The note issued to Lava was due on July 6, 1999. As further consideration for making the loan, Lava was granted a warrant to purchase 100,000 shares of the Company's common stock at $1.00 per share. The Company defaulted on the Lava Loan. On July 14, an amendment was executed extending the time of payment to July 21, 1999 in consideration for payment of an extension fee of $6,250 and issuance of 10,000 shares of the Company's common stock. The note was not repaid by July 21, 1999 and in accordance with the terms of the note the Company issued another 10,000 shares of the Company's common stock to Lava and made an extension payment of $12,500. The Lava Loan was paid in full in September 1999.

        On June 10, 1999, the Company obtained a loan from Mid-American General Agency, Inc. ("Mid-American"), in the amount of $50,000 (the "Mid-American Loan"). In consideration of the Mid-American Loan, the Company executed a promissory note in the amount of $50,000 with annual interest accruing at 12%, and issued 25,000 shares of common stock to Mid-American. The Mid-American Loan was due on September 8, 1999. Pursuant to a Modification Agreement dated September 27, 1999, the maturity date of the Mid-American Loan was extended to December 7, 1999 in consideration of the issuance of an additional 15,000 shares of common stock of the Company.

        During the quarter ended June 30, 1999, the Company issued shares of the Company's Common Stock to various individuals and entities.

        On May 21, 1999, the Company issued 10,000 shares of the Company's common stock to a Mr. Hirsch in consideration for services rendered to the Company. The shares were valued at $3.00 per share by the Company.

        On May 21, 1999, the Company issued 10,000 shares of the Company's common stock to Joseph Depanfilis an officer of the Company, in consideration for services rendered to the Company. These shares were valued at $3.00 per share.

        On May 21, 1999, the Company issued 15,000 shares of the Company's common stock as a security deposit for the entering into of a lease agreement. These shares were valued at $3.00 per share.

        On May 27, 1999, the Company issued 18,750 shares of the Company's common stock to a Mr. Cox in consideration for consulting services rendered and to be rendered to the Company in the fiscal quarter ended June 30, 1999. These shares were valued at $3.00 per share.

        On June 2, 1999, Mr. Gary Kucher entered in a consulting agreement with the Company to provide consulting services for a one year period in consideration for the issuance of 50,000 shares of the Company's Common Stock. The Company was obligated to register these shares under the Securities Act of 1933, as amended (the "Act") within thirty days of their issuance. In addition, the consulting agreement provides for certain monetary penalties in the event that the shares are not timely registered under the Act. These shares have been valued by the Company at $3.00 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

        3.1     Certificate of Amendment of Certificate of Incorporation of Gary
                Player Direct, Inc. (Incorporated by reference to Gary Player
                Direct, Inc.'s Annual Report on Form 10-KSB filed December 7,
                1999, Exhibit 3.3)

        10.1    Promissory Note between Gary Player Direct, Inc. and Richard
                Casey dated May 17, 1999

        10.2    Promissory Note between Gary Player Direct, Inc. and Richard
                Casey dated July 6, 1999

        10.3    Modification Agreement dated September 15, 1999 to the
                Promissory Notes between Gary Player Direct, Inc. and Richard
                Casey dated May 17, 1999 and July 6, 1999

        10.4    Promissory Note between Gary Player Direct, Inc. and
                Mid-American General Agency, Inc. dated June 10, 1999

        10.5    Modification Agreement dated September 27, 1999 to the
                Promissory Note between Gary Player Direct, Inc. and
                Mid-American General Agency, Inc. dated June 10, 1999

        10.6    Credit Services Agreement dated April 2, 1999 and Promissory
                Note dated April 20, 1999 between Golf One Industries, Inc. and
                PayPro Resources, Inc. (Incorporated by reference to Gary Player
                Direct, Inc.'s Annual Report on Form 10-KSB filed December 7,
                1999, Exhibit 10.38)

        10.7 Promissory Note between Gary Player Direct, Inc. and Tom Imming and Dale Imming dated June 16, 1999

        10.8    Term Sheet for $1,000,000 Private Placement between Gary Player
                Direct, Inc. and Capital Fund Leasing, LLC dated March 29, 1999

        10.9    Note Purchase Agreement between Gary Player Direct, Inc. and
                Lava Investments Limited dated June, 1999

        10.10   10% Convertible Note between Gary Player Direct, Inc. and Lava
                Investments Limited dated June, 1999 (1)

        10.11   Warrants to Purchase Common Stock between Gary Player Direct,
                Inc. and Lava Investments Limited dated June, 1999 (2)

        10.12   Amendment to the 10% Convertible Note and Note Purchase
                Agreement between Gary Player Direct, Inc. and Lava Investments
                Limited dated July, 1999

        10.13   Guaranty by A.J. Cervantes dated June, 1999

        10.14   Security Agreement between Gary Player Direct, Inc. and Lava
                Investments Limited dated June 7, 1999

        10.15   Security Agreement between Gary Player Direct, Inc. and Senior
                Lender dated June 3, 1999

        10.16   Consulting Agreement between Gary Player Direct, Inc. and Gary
                Kucher dated June 2, 1999

        10.17   Promissory Note between Gary Player Direct, Inc. and Michael
                Freilich dated May 17, 1999

        10.18   Confirmation Letter to Frederick M. Luper, receiver for Capital
                Fund Leasing, LLC, dated December 2, 1999

        27.1    Financial Data Schedule

----------

(1) The 10% Convertible Note is included as Exhibit A to the Agreement between the Company and Lava, which Agreement is Exhibit 10.9 filed herewith.

(2) The Warrants to Purchase Common Stock are included as Exhibit B to the Agreement between the Company and Lava, which Agreement is Exhibit 10.9 filed herewith.

        b) Form 8-K Reports during the Quarter Ended June 30, 1999

           Current Report on Form 8-K dated April 14, 1999.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GARY PLAYER DIRECT, INC.



                                      By: /s/ Marc B. Player
                                          --------------------------------------
                                          Marc B. Player,
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Carl Casareto
                                          --------------------------------------
                                          Carl Casareto,
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)




Date: December 7, 1999