Form 10QSB
period 1999-09-30
GARY PLAYER DIRECT INC
filed 1999-12-08
CIK 798740

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

             (Mark One)

             [X] Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For The Quarterly Period Ended September 30, 1999

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

Yes __          No  __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of: September 30, 1999: 7,059,144 Common Stock

           Transitional Small Business Disclosure Format (check one):

Yes __              No  X

                            GARY PLAYER DIRECT, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                                PAGE
                         PART 1 - FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - for the Six Months ended
                  September 30, 1999 (Unaudited) and fiscal year ended
                  March 31, 1999.                                                 3

                  Consolidated Statements of Operations - for the
                  Three Months ended September 30, 1999 and 1998 and for
                  the Six Months ended September 30, 1999 and 1998
                  (Unaudited).                                                    4

                  Consolidated Statements of Cash Flows - for the Six Months
                  ended September 30, 1999 and 1998 (Unaudited).                  5

                  Notes to Consolidated Financial Statements - September 30,
                  1999.                                                           6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      13

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                              18

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                      18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                18

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            18

ITEM 5.           OTHER INFORMATION                                              19

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                               19

                        PART I - FINANCIAL INFORMATION

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND MARCH 31, 1999


                                                                  September 30, 1999   March 31, 1999
                                                                      (unaudited)

                                     ASSETS
Current Assets
  Cash                                                              $    103,139       $    249,545
  Accounts receivable                                                     31,522              2,001
  Inventories                                                            307,283            355,226
  Prepaid expenses and other                                              77,919            230,041
                                                                    ------------       ------------
    Total current assets                                                 519,863            836,813

Furniture, Fixtures, Property and Equipment, net                         145,232            241,856
Other assets                                                             895,480            807,791
                                                                    ------------       ------------
Total Assets                                                        $  1,560,575       $  1,886,460
                                                                    ============       ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                          $  8,662,085       $  7,332,273
  Notes payable                                                        4,835,881          4,404,220
  Customer refunds, deferred revenue and allowance for
  returns                                                              4,281,625          4,837,136
                                                                    ------------       ------------
    Total current liabilities                                         17,779,591         16,573,629

Notes Payable                                                            650,000            650,000

Stockholders' Deficit
  Common stock, par value $.001 per share - authorized
  50,000,000 shares, issued and outstanding 7,059,144 and
  5,794,758, shares respectively                                           7,059              5,795
  Preferred stock, par value $.001 per share - authorized
  5,000,000 shares                                                            --                 --
  Series B convertible preferred stock - authorized
  750,750 shares                                                              --                 --
  Capital in excess of par value                                      15,540,480         13,012,466
  Common stock subscribed                                                     --            (60,711)
  Accumulated deficit                                                (32,416,555)       (28,294,719)
                                                                    ------------       ------------
Total Stockholders' Deficit                                          (16,869,016)       (15,337,169)
                                                                    ------------       ------------
Total Liabilities and Stockholders' Deficit                         $  1,560,575       $  1,886,460
                                                                    ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (unaudited)


                                                            Three               Three               Six                 Six
                                                            Months              Months             Months              Months
                                                            Ended               Ended              Ended               Ended
                                                         September 30,       September 30,      September 30,       September 30,
                                                             1999                1998               1999                1998
                                                         -------------       -------------      -------------       -------------
Gross Sales                                              $           0       $   4,899,902      $   1,439,689       $   9,966,908
Less allowances for returns and discounts                      100,530           2,642,069            870,504           4,856,008
                                                         -------------       -------------      -------------       -------------
         Net Sales                                            (100,530)          2,257,833            569,185           5,110,900
Cost of goods sold                                             122,208             817,724            502,441           1,992,148
                                                         -------------       -------------      -------------       -------------
         Gross Profit                                         (222,738)          1,440,109             66,744           3,118,752

Operating expenses
   Telemarketing and infomercial expenses                      116,658           1,419,089            545,763           2,911,695
   Selling expenses                                            217,843           1,101,807            553,132           1,990,529
   General and administrative                                1,231,566             377,534          1,867,028             787,021
   Depreciation and amortization                                19,508              20,495             37,366              37,546
   Litigation settlement expense                                    --              28,381                 --              51,714
                                                         -------------       -------------      -------------       -------------
         Total operating expenses                            1,585,575           2,947,306          3,003,289           5,778,505
                                                         -------------       -------------      -------------       -------------
         Operating loss                                     (1,808,313)         (1,507,197         (2,936,545)         (2,659,753)

Other expenses
   Interest expense                                            806,845             571,489          1,162,067           1,968,230
   Other (income) expense, net                                  20,680             (52,732)            23,224             (84,386)
                                                         -------------       -------------      -------------       -------------
         Total other expenses                                  827,525             518,757          1,185,291           1,883,844
                                                         -------------       -------------      -------------       -------------
         NET LOSS                                        $  (2,635,838)      $  (2,025,954)     $  (4,121,836)      $  (4,543,597)
                                                         =============       =============      =============       =============
Weighted average shares of common stock outstanding          6,510,440           1,820,396          6,212,826          1,784,021
                                                         =============       =============      =============       =============
Net loss per share - Basic and diluted                   $       (0.40)      $       (1.11)     $       (0.66)      $       (2.54)
                                                         =============       =============      =============       =============


       The accompanying notes are an integral part of these consolidated financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (unaudited)



                                                                      September 30,     September 30,
                                                                          1999              1998
                                                                      -------------     -------------
Increase (decrease) in cash: Cash flows from operating activities:
     Net loss                                                         $(4,121,836)      $(4,543,597)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Allowance for uncollectible receivables                              --            27,660
          Depreciation and amortization                                    37,366            37,546
          Amortization of discount on debt                                     --         1,464,340
          Issuance of Class A warrants for new notes payable              100,000                --
          Issuance of common stock for consulting services                511,875            14,441
          Issuance of common stock to employees                            30,000               720
          Issuance of common stock for loan extensions                    205,000                --
          Issuance of common stock for vendor settlements                  51,245                --
          Issuance of common stock for loan fees                          618,126           744,809
      Changes in assets and liabilities
            Accounts receivables                                          (29,521)          (96,947)
            Inventories                                                   112,344          (746,927)
            Prepaid expenses and other                                    152,122          (253,165)
            Other assets                                                  (87,689)         (528,904)
            Accounts payable and accrued liabilities                    1,349,029         1,930,113
            Customer refunds, deferred revenue and
              allowance for returns                                      (555,511)        1,666,789
                                                                      -----------       -----------
              Net cash used in operating activities                    (1,627,450)         (283,122)
                                                                      -----------       -----------

Cash flows from investing activities:
     Purchases of equipment                                                (5,143)         (170,680)

Cash flows from financing activities:
     Proceeds from issuance of debt                                       480,269           489,109
     Proceeds from sale of stock                                          993,814                --
     Proceeds from common stock subscribed                                 60,711                --
     Debt repayments                                                      (57,607)               --
                                                                      -----------       -----------
            Net cash provided by financing activities                   1,486,187           489,109
                                                                      -----------       -----------
            Net increase (decrease) in cash                              (146,406)           35,307
Cash at beginning of period                                               249,545           129,008
                                                                      -----------       -----------
Cash at end of period                                                 $   103,139       $   164,315
                                                                      ===========       ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                         $    38,150       $     3,602
                                                                      -----------       -----------
Supplemental disclosure of noncash financing activity:
      Issuance of common stock for note extensions                    $   205,000       $        --
                                                                      -----------       -----------
      Issuance of common stock for new notes payable                  $   618,126       $   744,809
                                                                      -----------       -----------
      Issuance of common stock for consulting fees                    $   511,875       $    14,441
                                                                      -----------       -----------
      Issuance of common stock for employee services                  $    30,000       $       720
                                                                      -----------       -----------
      Issuance of common stock for vendor settlements                 $    51,245       $        --
                                                                      -----------       -----------
      Issuance of warrants for new note payable                       $   100,000       $        --
                                                                      -----------       -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.       GENERAL

The accompanying unaudited interim financial statements of Gary Player Direct, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the three months ended and six months ended September 30, 1999 and 1998. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

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

As a result of the 1999 Merger, substantially all of the operations of the Company relate to the operations of the Gary Player line of branded products and the focus of the Company's activities going forward will be the development of revenue from manufacturing, marketing, licensing and distributing golf equipment and apparel resulting from licenses (the "Player Licenses") acquired from The Gary Player Group, Inc. ("GPG"). In November 1996, the Company entered into a 20-year direct marketing agreement ("the Licensing Agreement"), with GPG, pursuant to which the Company obtained the exclusive right to market and sell golf clubs and golf accessories and apparel under the name "Gary Player" on a direct marketing basis in the United States and Canada.

The 1999 Merger was accounted for as a purchase of the Company by Golf One in a "reverse acquisition" because the existing stockholders of the Company did not have voting control of the combined entity after the transaction. In a reverse acquisition, the accounting treatment differs from the form of the transaction, as the continuing legal entity is not considered to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (Golf One), including any comparative prior year financial statements presented by the combined entity after the business transaction. Accordingly, the 1998 financial statements of the Company will consist of the comparative historical financial statements of the Golf One, with accompanying disclosure concerning the change in capital structure effected by the acquisition.

In connection with the 1999 Merger, the Company changed its fiscal year-end from September 30 to March 31, which is the fiscal year end of Golf One.

3.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations and at September, 1999, the Company has a deficit working capital of $17,029,762 and a stockholders' deficit of $16,869,016. As discussed in Notes 4 and 7, the Company is also in default on the payment of certain notes payable and its Licensing Agreement with GPG, and is subject to significant litigation, claims and assessments. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company anticipates selling additional Common Stock under Regulation S to fund its operating plan. The offering is dependent upon the Company re-activating its listing on the NASD Bulletin Board. Additional capital transactions will likely be required to meet the Company's funding needs. There can be no assurance that the Company will be able to re-activate its listing in a timely manner, nor to successfully complete the offering.

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

4.       SHORT-TERM DEBT

During the quarter ended September 30, 1999, the Company obtained several loans from different private parties to fund its operations.

On July 6, 1999, the Company obtained loans from Monte Stern ("Stern"), the Hollander Family Trust ("HFT"), Jerome Hollander ("Hollander"), and the Hyman Harris Irrevocable Trust ("HHIT") (collectively, the "July 6 Loans"). In consideration of the July 6 Loans, the Company executed promissory notes in the amounts of $20,000, $10,000, $10,000 and $10,000, respectively, with annual interest accruing at 10%, and issued 20,000 shares of common stock to Stern, 10,000 shares of common stock to HFT, 10,000 shares of common stock to Hollander, and 10,000 shares of common stock to HHIT, respectively. The July 6 Loans are due on the earlier of (i) the completion of the Company's anticipated secondary stock offering or (ii) six months from the date of execution of the promissory notes. On July 12, 1999, the Company obtained a loan from Kenneth Richland ("Richland"), in the amount of $20,000 upon the same terms as the July 6 Loans. In consideration of the loan, the Company issued to Richland 20,000 shares of common stock.

On July 15, 1999 and July 25, 1999, the Company obtained two loans from J.M. Kealy ("JMK"), in the amounts of $100,000 and $50,000, respectively (the "JMK Loans"). In consideration of the JMK Loans, the Company executed two promissory notes in the amounts of the loans with annual interest at 10%, and issued an aggregate of 100,000 shares of common stock to JMK, 50,000 shares for each loan. The July 15th loan had a maturity date of sixty (60) days from the date of execution, and the July 25th loan is a demand promissory note. The Company is currently in default of the July 15th loan.

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

On June 6, 1999, in return for a loan from Lava Investments Limited in the amount of $50,000 (the "Lava Loan"), the Company executed a secured convertible promissory note in the amount of $75,000 with interest at 10% per annum in favor of Lava. The note was secured with a UCC-1 financing statement and guaranteed by Cervantes. The note issued to Lava is due on July 6, 1999. As further consideration for making the loan, Lava was granted a warrant to purchase 100,000 shares of the Company's common stock at $1.00 per share. The Company defaulted on the Lava Loan. On July 14, an amendment was executed extending the time of payment to July 21, 1999 in consideration for payment of an extension fee of $6,250 and the issuance of 10,000 shares of the Company's Common Stock. The Note was not repaid by July 21, 1999, and in accordance with the terms of the Note the Company issued another 10,000 shares of the Company's Common Stock and paid a $12,500 extension fee. The Lava Loan was paid in full on or about September of 1999.

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

On July 2, 1999, the Board of Directors approved of the issuance of 20,000 shares per year for each of the outside members of the Board of Directors in consideration for their service as directors. Accordingly, Mr. Robert Friedland was awarded 80,000 shares for his four years of service on the Board of Directors. Mr. Friedland's shares were valued at $210,000, or $2.625 per share.

On July 2, 1999, the Board of Directors awarded Ace Investors 25,000 shares of the Company's Common Stock for services rendered to the Company. These shares were valued at $65,625, or $2.625 per share.

On September 30, 1999, Mr. Sheldon Silver converted $6,245, of indebtedness that the Company owed to him in consideration for the receipt of 12,490 shares of the Company's Common Stock or a conversion price of $2.00 per share.

During August through September 30, 1999, the Company sold 737,647 shares of Common Stock to one offshore accredited investor, resulting in net proceeds of $993,814 through a Regulation S offering. The Company anticipates selling additional Regulation S shares in this private placement during the remainder of the fiscal year ending March 31, 2000, resulting in additional gross proceeds of $5,000,000.

6.       LOSS PER SHARE

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the loss per share for the three-month periods presented. There were no dilutive stock options or warrants for the six-month periods ended September 30, 1999 and 1998.

7.       SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report was prepared and filed in December 1999, and accordingly this report addresses and reflects not only matters relevant to the reporting period during the period ended September 30, 1999, but also certain events and matters during the period October 1, 1999 through and including the date of this report (the "Subsequent Period") which management believes are material and useful to the reader's understanding of this report. The events of the Subsequent Period that are addressed herein are included because this report has not been timely filed with the Securities and Exchange Commission ("Commission"). The events of the Subsequent Period included a substantial transition in the Company's Board and management, and the Company's engagement of new auditors during October, 1999, which has been described in the description of new management and directors in the Company's 1999 Annual Report on Form 10-KSB ("1999 Form 10-KSB"), Item 9, "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act". Accordingly, the information contained herein is qualified to the extent of the knowledge possessed by the Company's new management team as of the date of this report with respect to the affairs of the Company.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

         Since inception, the Company's cash requirements have exceeded its cash flows from operations and, at September 30, 1999, the Company had a working capital deficit of $17,259,728. As a result, the Company has depended on loans and sales of securities to fund its operations. The Company must increase its net sales to obtain sufficient cash flows from operations to meet its cash requirements. The Company is dependent upon the proceeds of securities offerings and loans to implement its growth strategy and finance its short-term working capital requirements. Subsequent to the date of the 1999 Merger, the Company has continued to sustain substantial losses and has had substantially reduced sales of its golf products.

         During the period ended September 30, 1999, the Company raised an aggregate of $993,814 net of offering costs, through the sale of capital stock, as follows: (i) the Company sold 737,647 shares of Common Stock and (ii) the Company issued promissory notes in the aggregate amount of $489,269 bearing interest at rates ranging from 12% to 15% per annum and issued 242,500 shares of Common Stock to the lenders in connection with these loans.

         At September 30, 1999, the Company had outstanding borrowings of $5,485,881, of which the Company was in default on $4,835,881 of the outstanding indebtedness.

         At September 30, 1999, the Company had customer refunds payable, deferred revenue and allowances for returns totalling $4,281,625.

         Other assets at September 30, 1999 included principally deferred direct response advertising costs of $90,000, a loan receivable of $15,000 from a corporation owned by the former CEO and President of the Company until October 14, 1999, deferred acquisition costs of $300,274 and advertising credits of $390,239.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net sales for the three months ended September 30, 1999 were a negative ($100,530), as compared to net sales of $2,257,833 for the three months ended September 30, 1998. Net sales were derived from gross sales of $0 and $4,899,902 for the three months ended September 30, 1999 and 1998, respectively. The decrease in net sales was due to lack of working capital and accompanying unavailability of products for sale. Substantially all sales in the three months ended September 30, 1999 and 1998 were generated by telemarketing. As of April 1, 1999, the Company commenced the development of a new program whereby it offers new purchasers of clubs certain incentives to "waive" the 60-day buy-back right. These buy-back waivers can include bonus clubs, golf balls, golf tip videos, and under certain circumstances, cash discounts. The goal of this program is to reduce returns. As a result of this program, the Company incurred sales costs for the value of these incentives and recorded them as sales discounts.


The Company recorded allowances for returns of $(100,530) and $2,642,069 of net sales for the three months ended September 30, 1999 and 1998, respectively. The Company establishes allowances for returns at the time of recording sales based on its historical return rates.

Cost of goods sold was $122,208 for the three months ended September 30, 1999, as compared to cost of goods sold of $817,724 for the three months ended September 30, 1998, and the gross margins were a negative $(222,738) and $1,440,109, respectively, during these quarters. The Company recorded no sales during the quarter ended September 30, 1999 due to working capital constraints. The Company's waiver program to decrease returns resulted in the Company recording an expense of $100,530 for the quarter ended September 30, 1999. The cost of sales for the quarter ended September 30, 1999 includes adjustments for realizable value of inventory, promotions and shrinkage. As a result, the Company recorded a negative gross profit for the quarter ended September 30, 1999 of $222,738.

Operating expenses were $1,585,575 for the quarter ended September 30, 1999, a decrease of 46% as compared to operating expenses of $2,947,306 for the quarter ended September 30, 1998.

Telemarketing, infomercial, and selling expenses were $334,501 for the three months ended September 30, 1999, a decrease of 86% from these expenses of $2,520,896 for the three months ended September 30, 1998. These expenses include production and advertising and commissions, royalties, and related fees, salaries, wages and benefits of management personnel involved in sales and marketing, customer service and sales support, fees paid to the credit card processor and lead generation costs. These expenses decreased in the three months ended September 30, 1999 due principally to a reduction in sales, staff, and advertising due to working capital constraints.

General and administrative expenses were $1,231,566 for the three months ended September 30, 1999, an increase of 326% as compared to general and administrative expenses of $377,534 for the three months ended September 30, 1998. General and administrative expenses include primarily salaries and benefits of executive officers and administrative personnel, consulting fees, rent and utilities. This increase is principally due to an increase in consulting fees (including shares issued to consultants), legal fees, accounting fees, commissions and use of temporary service agencies.

Interest expense was $806,845 for the three months ended September 30, 1999, an increase of 41% as compared to interest expense of $571,489 for the three months ended September 30, 1998.

As a result of the foregoing, the Company incurred a net loss of $2,635,838 for the three months ended September 30, 1999, as compared to a net loss of $2,025,954 for the three months ended September 30, 1998.



Six Months Ended September 30, 1999 Compared to September 30, 1998

Net sales for the six months ended September 30, 1999 were $569,185, as compared to net sales of $5,110,900 for the six months ended September 30, 1998. Net sales were derived from gross sales of $1,439,689 and $9,966,908 for the six months ended September 30, 1999 and 1998, respectively. The decrease in net sales was due to lack of working capital and accompanying unavailability of product. Substantially all sales in the six months ended September 30, 1999 and 1998 were generated by telemarketing.

The Company recorded allowances for returns of 60% and 48% of gross sales for the six months ended September 30, 1999 and 1998, respectively. The Company establishes allowances for returns at the time of recording sales based on its historical return rates.

Cost of goods sold was $502,441 for the six months ended September 30, 1999, as compared to cost of goods sold of $1,992,148 for the six months ended September 30, 1998, and the gross margins were 12% and 61% of net sales, respectively, during these periods. The decrease in gross margins was due principally to substantially lower sales volumes.

As of April 1, 1999, the Company commenced the development of a new program whereby it offers new purchasers of clubs certain incentives to "waive" the 60-day buy-back right. These buy-back waivers can include bonus clubs, golf balls, golf tip videos, and under certain circumstances, cash discounts. The goal of this program is to reduce returns. As a result of this program, the Company incurred sales costs for the value of these incentives.

Operating expenses were $3,003,289 for the six months ended September 30, 1999, a decrease of 48% as compared to operating expenses of $5,778,505 for the six months ended September 30, 1998.

Telemarketing, infomercial, and selling expenses were $1,098,395 for the six months ended September 30, 1999, a decrease of 77% from selling expenses of $4,902,224 for the six months ended September 30, 1998. These expenses include production and advertising and commissions, royalties, and related fees, salaries, wages and benefits of management personnel involved in sales and marketing, customer service and sales support, fees paid to the credit card processor and lead generation costs. These expenses decreased in the six months ended September 30, 1999 due principally to lower sales volumes resulting from lack of working capital.

General and administrative expenses were $1,867,038 for the six months ended September 30, 1999, an increase of 146% as compared to general and administrative expenses of $787,021 for the six months ended September 30, 1998. General and administrative expenses include primarily salaries and benefits of executive officers and administrative personnel, consulting fees, rent and utilities. The increase in these expenses was due principally to an increase in consulting services (including consultants paid in common stock of the Company), legal fees, accounting fees and expenses associated with the relocation of the Company's offices.

Interest expense was $1,162,067 for the six months ended September 30, 1999, a decrease of 69% as compared to interest expense of $1,968,230 for the six months ended September 30, 1998. The decrease in interest expenses is principally due to the reduction in shares issued to new lenders during the period and the resulting reduction in amortization of loan discounts.

As a result of the foregoing, the Company incurred a net loss of $4,121,836 for the six months ended September 30, 1999, as compared to a net loss of $4,543,597 for the six months ended September 30, 1998.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Please see Item 3, "Legal Proceedings" of the 1999 Form 10-KSB filed with the Securities and Exchange Commission on December 7, 1999 for a description of the Company's litigation during the quarter ended September 30, 1999.

ITEM 2.  CHANGES IN SECURITIES

         No changes in securities were effected during the quarter ended September 30, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Please see Item 3, "Legal Proceedings" and Note G and Note K to the Consolidated Financial Statements of the 1999 Form 10-KSB filed with the Securities and Exchange Commission on December 7, 1999 for a description of the Company's defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarter ended September 30, 1999.

ITEM 5.  OTHER INFORMATION

         During the quarter ended September 30, 1999, the Company obtained several loans from different private parties to fund its operations.

         On July 6, 1999, the Company obtained loans from Monte Stern ("Stern"), the Hollander Family Trust ("HFT"), Jerome Hollander ("Hollander"), and the Hyman Harris Irrevocable Trust ("HHIT") (collectively, the "July 6 Loans"). In consideration of the July 6 Loans, the Company executed promissory notes in the amounts of $20,000, $10,000, $10,000 and $10,000, respectively, with annual interest accruing at 10%, and issued 20,000 shares of common stock to Stern, 10,000 shares of common stock to HFT, 10,000 shares of common stock to Hollander, and 10,000 shares of common stock to HHIT, respectively. The July 6 Loans are due on the earlier of (i) the completion of the Company's anticipated secondary stock offering or (ii) six months from the date of execution of the promissory notes.

         On July 12, 1999, the Company obtained a loan from Kenneth Richland ("Richland"), in the amount of $20,000 upon the same terms as the July 6 Loans. In consideration of the loan, the Company issued to Richland 20,000 shares of common stock.

         On July 15, 1999 and July 25, 1999, the Company obtained two loans from J.M. Kealy ("JMK"), in the amounts of $100,000 and $50,000, respectively (the "JMK Loans"). In consideration of the JMK Loans, the Company executed two promissory notes in the amounts of the loans with annual interest at 10%, and issued an aggregate of 100,000 shares of common stock to JMK, 50,000 shares for each loan. The July 15th loan had a maturity date of sixty (60) days from the date of execution, and the July 25th loan is a demand promissory note. The Company is currently in default of the JMK Loans.

         On June 6, 1999, in return for a loan from Lava Investments Limited ("Lava") in the amount of $50,000 (the "Lava Loan"), the Company executed a secured convertible promissory note in the amount of $75,000 with interest at 10% per annum in favor of Lava. The note was secured with a UCC-1 financing statement and guaranteed by Cervantes. The note issued to Lava was due on July 6, 1999. As further consideration for making the loan, Lava was granted a warrant to purchase 100,000 shares of the Company's common stock at $1.00 per share. The Company defaulted on the Lava Loan. On July 14, an amendment was executed extending the time of payment to July 21, 1999 in consideration for payment of an extension fee of $6,250 and issuance of 10,000 shares of the Company's common stock. The note was not repaid by July 21, 1999 and in accordance with the terms of the note the Company issued another 10,000 shares of the Company's common stock. The Lava Loan was paid in full on or about September of 1999.

         On May 17, 1999, the Company obtained a loan from Mr. Richard Casey ("Casey"), in the amount of $40,000 (the "Casey May Loan"). In consideration of the Casey May Loan, the Company executed a promissory note in the amount of $40,000 with annual interest accruing at 12%, and issued 10,000 shares of common stock to Casey. The Casey May Loan was due on July 16, 1999. On July 6, 1999, the Company obtained an additional loan from Casey in the amount of $20,000 (the "Casey July Loan"). In consideration of the Casey July Loan, the Company executed a promissory note in the amount of $20,000 with annual interest accruing at 10% and issued 25,000 shares of common stock to Casey. Pursuant to a Modification Agreement dated September 15, 1999 the maturity dates of the Casey May Loan and the Casey July Loan were extended to November 15, 1999 in consideration of the issuance of an additional 15,000 shares of common stock of the Company and made an extension payment of $12,500. The Company is currently in default of the Casey May Loan and the Casey July Loan.

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

         On July 2, 1999 the Board of Directors approved of the issuance of 20,000 shares per year for each of the outside members of the Board of Directors in consideration for their service as directors. Accordingly, Mr. Robert Friedland was awarded 80,000 shares for his four years of service on the Board of Directors. Mr. Friedland's shares were valued at $210,000, or $2.625 per share.

         On July 2, 1999 the Board of Directors awarded Ace Investors 25,000 shares of the Company's Common Stock for services rendered to the Company. These shares were valued at $65,625, or $2.625 per share.

         During the Quarter ended September 30, 1999, the Company issued shares of the Company's common stock to various individuals & entities.

         On September 30, 1999 Mr. Sheldon Silver converted $6,245, of indebtedness that the Company owed to him in consideration for the receipt of 12,490 shares of the Company's common stock for a conversion price of $2.00 per share.

         During August through September 30, 1999, the Company sold 737,647 shares of Common Stock resulting in net proceeds of $993,814 through a Regulation S offering to one offshore accredited investor. The Company anticipates selling additional Regulation S shares in this private placement during the remainder of the fiscal year ending March 31, 2000.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3.1 Certificate of Amendment of Certificate of Incorporation of Gary Player Direct, Inc. (Incorporated by reference to Gary Player Direct, Inc.'s Annual Report on Form 10-KSB filed December 7, 1999, Exhibit 3.3)

         10.1 Promissory Note dated July 6, 1999 between Gary Player Direct, Inc. and Monte Stern

         10.2 Promissory Note dated July 6, 1999 between Gary Player Direct, Inc. and Hollander Family Trust

         10.3 Promissory Note dated July 6, 1999 between Gary Player Direct, Inc. and Jerome Hollander

         10.4 Promissory Note dated July 6, 1999 between Gary Player Direct, Inc. and Hyman Harris Irrevocable Trust

         10.5 Promissory Note dated July 12, 1999 between Gary Player Direct, Inc. and Kenneth Richland

         10.6 $100,000 Promissory Note dated July 15, 1999 between Gary Player Direct, Inc. and J.M. Kealy

         10.7 $50,000 Promissory Note dated July 25, 1999 between Gary Player Direct, Inc. and J.M. Kealy

         10.8 Conversion Agreement of Sheldon Silver effective as of September 30, 1999

         10.9 Regulation S Investment Purchase Agreement dated November 30, 1999 (to be filed by amendment)

         27.1     Financial Data Schedule

b)       Form 8-K Reports during the Quarter Ended September 30, 1999

                  None.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GARY PLAYER DIRECT, INC.


                                    By: /s/ Marc B. Player
                                        -------------------------------------
                                        Marc B. Player,
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                         /s/ Carl Casareto
                                        -------------------------------------
                                        Carl Casareto,
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)




Date: December 8, 1999