Form 10QSB
period 1999-12-31
GARY PLAYER DIRECT INC
filed 2000-02-22
CIK 798740

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For The Quarterly Period Ended December 31, 1999

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

        1428 PHILIPS LANE, SUITE 302, SAN LUIS OBISPO, CALIFORNIA 93401
                    (Address of Principal Executive Offices)

                                 (805) 783-1011
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of: December 31, 1999: 9,999,546 Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            GARY PLAYER DIRECT, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                      INDEX

                                                                            PAGE

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - for the Nine Months ended
         December 31, 1999 (Unaudited) and fiscal year ended March 31,
         1999. ...............................................................3

         Consolidated Statements of Operations - for the Three Months
         and Nine Months ended December 31, 1999 and 1998 (Unaudited).........4

         Consolidated Statements of Cash Flows - for the Nine Months
         ended December 31, 1999 and 1998 (Unaudited). .......................5

         Condensed Notes to Consolidated Financial Statements -
         December 31, 1999. ..................................................6

ITEM 2.  Management's Discussion and Analysis or Plan of Operation...........10

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................15

ITEM 2.  Changes in Securities and use of Proceeds...........................15

ITEM 3.  Defaults upon Senior Securities.....................................15

ITEM 4.  Submission of Matters to a Vote of Security Holders.................15

ITEM 5.  Other Information...................................................15

ITEM 6.  Exhibits and Reports on Form 8-K....................................16

                         PART I - FINANCIAL INFORMATION

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 1999




                                                                                       DECEMBER 31, 1999          MARCH 31, 1999
                                                                                       -----------------          --------------
                                                                                         (UNAUDITED)
                                     ASSETS
Current Assets-
       Cash                                                                              $    564,629              $    249,545
       Accounts receivable                                                                         --                     2,001
       Inventories                                                                             89,586                   355,226
       Prepaid expenses and other                                                                  --                   230,041
                                                                                         ------------              ------------
          Total current assets                                                                654,215                   836,813
Furniture, Fixtures, Property and Equipment, net                                               26,980                   241,856
Other assets                                                                                       --                   807,791
                                                                                         ------------              ------------
Total Assets                                                                             $    681,195              $  1,886,460
                                                                                         ============              ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                                            $  9,088,704              $  7,332,273
     Notes payable                                                                          5,468,843                 4,404,220
     Customer refunds, deferred revenue and allowance for returns                           4,135,213                 4,837,136
                                                                                         ------------              ------------
         Total current liabilities                                                         18,692,760                16,573,629
Notes Payable                                                                                      --                   650,000
Stockholders' Deficit
     Common stock, par value $.001 per share - authorized                                       9,990                     5,795
         50,000,000 shares, issued and outstanding 9,999,546 and
         5,794,758, shares respectively
     Preferred stock, par value $.001 per share - authorized 5,000,000 shares                      --                        --
     Series B convertible preferred stock - authorized 750,750 shares                              --                        --
     Capital in excess of par value                                                        20,036,910                13,012,466
     Common stock subscribed                                                                       --                   (60,711)
     Accumulated deficit                                                                  (38,058,465)              (28,294,719)
                                                                                         ------------              ------------
Total Stockholders' Deficit                                                               (18,011,565)              (15,337,169)
                                                                                         ------------              ------------
Total Liabilities and Stockholders' Deficit                                              $    681,195              $  1,886,460
                                                                                         ============              ============


         The accompanying condensed notes are an integral part of these statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                               THREE               THREE                NINE                NINE
                                                               MONTHS              MONTHS              MONTHS              MONTHS
                                                               ENDED               ENDED               ENDED               ENDED
                                                              DECEMBER            DECEMBER            DECEMBER            DECEMBER
                                                              31, 1999            31, 1998            31, 1999            31, 1998
                                                            -----------         -----------         -----------         -----------
Gross Sales                                                 $   170,936         $ 2,187,010         $ 1,610,625         $12,153,918
Less allowances for returns and discounts                        92,752           1,264,311             963,256           6,120,319
                                                            -----------         -----------         -----------         -----------
     Net Sales                                                   78,184             922,699             647,369           6,033,599
Cost of goods sold                                              414,104           1,109,035             916,545           3,101,183
                                                            -----------         -----------         -----------         -----------
     Gross Profit (loss)                                       (335,920)           (186,336)           (269,176)          2,932,416
Operating expenses
     Telemarketing and infomercial expenses                     836,982             880,288           1,382,745           3,791,983
     Selling expenses                                           175,758             561,043             728,890           2,551,572
     General and administrative                               1,692,916           1,368,159           3,559,944           2,155,180
     Depreciation and amortization                               45,315              24,090              82,681              61,636
     Litigation settlement expense                                   --              14,533                  --              66,247
                                                            -----------         -----------         -----------         -----------
         Total operating expenses                             2,750,971           2,848,113           5,754,260           8,626,618
                                                            -----------         -----------         -----------         -----------
         Operating loss                                      (3,086,891)         (3,034,449)         (6,023,436)         (5,694,202)
                                                            -----------         -----------         -----------         -----------
Other expenses
     Interest expense                                        (1,298,748)           (410,251)         (2,460,815)         (2,378,481)
     Other expenses, net                                        (26,575)           (401,529)            (49,799)           (317,143)
     Loss on liquidation                                     (1,229,696)                 --          (1,229,696)                 --
                                                            -----------         -----------         -----------         -----------
         Total other expenses                                (2,555,019)           (811,780)         (3,740,310)         (2,695,624)
                                                            -----------         -----------         -----------         -----------
         NET LOSS                                            (5,641,910)         (3,846,229)         (9,763,746)         (8,389,826)
                                                            ===========         ===========         ===========         ===========
Weighted average shares
     of common stock outstanding                              8,529,345           1,852,696           6,984,999           1,804,258
                                                            ===========         ===========         ===========         ===========

Net loss per share -
     Basic and diluted                                      $     (0.66)        $     (2.08)        $     (1.40)        $     (4.65)
                                                            ===========         ===========         ===========         ===========


   The accompanying condensed notes are an integral part of these statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                                  December 31,          December 31,
                                                                                                     1999                   1998
                                                                                                  -----------           -----------
 Cash flows from operating activities:
     Net loss                                                                                     $(9,763,746)          $(8,389,826)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
                 Estimated loss in liquidation                                                      1,229,696                    --

             Depreciation and amortization                                                            110,823                61,636
             Amortization of discount on debt                                                              --             1,550,857
             Issuance of Class A warrants for new notes payable                                       100,000                    --
             Issuance of common stock for consulting services                                         721,965                14,441
             Issuance of common stock to employees                                                     30,086                   720
             Issuance of common stock for loans and extensions                                      1,664,116             1,285,605
             Issuance of common stock for vendor settlements                                           60,312                    --
             Warrants for extension                                                                                           8,750
       Changes in assets and liabilities
                  Accounts receivables                                                                  2,001               (17,865)
                  Inventories                                                                          88,998                73,124
                  Prepaid expenses and other                                                          144,518              (226,533)
                  Other assets                                                                        (50,544)             (253,306)
                    Write off of IPO costs                                                                                  984,161
                  Accounts payable and accrued liabilities                                          1,756,431             2,282,876
                  Customer refunds, deferred revenue and allowance for returns                       (701,923)            1,176,678
                                                                                                  -----------           -----------
                      Net cash used in operating activities                                        (4,607,267)           (1,448,682)
                                                                                                  -----------           -----------
Net Cash flows from investing activity:
     Purchases of equipment                                                                            (5,143)             (226,825)
Cash flows from financing activities:
     Proceeds from issuance of debt                                                                   489,269             2,435,552
     Proceeds from sale of common stock                                                             4,452,160
       Proceeds from subscribed common stock                                                           60,711
       Debt payments                                                                                  (74,646)
     Lease deposits                                                                                                         (11,534)
     IPO costs incurred                                                                                                    (821,186)
                                                                                                  -----------           -----------
                      Net cash provided by financing activities                                     4,922,351             1,376,007
                                                                                                  -----------           -----------
                      Net increase (decrease) in cash                                                 315,084               (72,675)
Cash at beginning of period                                                                           249,545               129,008
                                                                                                  -----------           -----------
Cash at end of period                                                                             $   564,629           $    56,333
                                                                                                  ===========           ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                     $    85,993           $     3,602
                                                                                                  -----------           -----------
Supplemental disclosure of non-cash financing activity:
     Issuance of common stock for notes and extensions                                            $ 1,664,116           $ 1,285,605
                                                                                                  -----------           -----------

                                                                                                  -----------           -----------
       Issuance of common stock for consulting fees                                               $   721,965           $    14,441
                                                                                                  -----------           -----------
     Issuance of common stock for employee services                                               $    30,086           $       720
                                                                                                  -----------           -----------
     Issuance of common stock for vendor settlements                                              $    60,312
     Issuance of warrants for note payable and extension                                          $   100,000           $     8,750


   The accompanying condensed notes are an integral part of these statements.

                    GARY PLAYER DIRECT, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (UNAUDITED)

1.  GENERAL

The accompanying unaudited interim financial statements of Gary Player Direct Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant inter-company transactions, accounts and profits. These statements include all adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company as of December 31, 1999, and the cash flows for the three months ended and nine months ended December 31, 1999 and 1998. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

These interim financial statements should be read in conjunction with the summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform with the current period presentation.

Subsequent to December 31, 1999 the Company entered into an agreement with an Assignee, assigning the Company's assets for the benefit of creditors (see note
3). The Assignee will be responsible for disposing of the assets of the Company. It is anticipated that the assets of the Company's wholly owned subsidiaries will be foreclosed upon by secured creditors. As a result thereof, the Company was forced to lay-off employees and cease operations. Therefore, the accompanying financial statements reflect assets valued at estimated net realizable value as of December 31, 1999.

2.  DESCRIPTION OF BUSINESS

The Company has been engaged principally in the direct marketing within the United States and Canada of Gary Player brand golf clubs pursuant to an exclusive license from the Gary Player Group, Inc. ("GPG"). The Company's golf clubs are currently marketed and sold under the names Gary Player Black Knight and Gary Player.

On March 29, 1999, Grafix Corporation completed a merger (the "1999 Merger") in which the Company, formerly known as Golf One Industries, Inc. d/b/a Gary Player Direct ("Golf One") merged with and into Grafix, and the Company changed its name to "Gary Player Direct Inc." Pursuant to the terms of the Agreement of Merger, the Company issued 3,817,244 shares of its common stock to Golf One's shareholders and lenders, resulting in a change of control of the Company. As part of the merger with Golf One, the Company effected a 1-for-20 reverse split of its issued and outstanding common stock. As of March 31, 1999, the Company had 5,794,758 shares of common stock issued and outstanding, including the 3,817,244 shares owed by Golf One's former shareholders and lenders,

The Company as Grafix Corporation designed, developed, assembled and distributed golf products, clothing and accessories worldwide utilizing the Carrera (R) brand name and logo, pursuant to an exclusive licensing agreement with Carrera Optyl GmBh, a subsidiary of Safilo SpG ("Safilo"), owner of the Carrera brand name. The Company has discontinued Grafix's operations including the sale of Carrera Golf brand name products. Upon closing of the 1999 Merger, the Company's operations, which had ceased on or about September 30, 1998, became that of those conducted by Golf One since 1995.

Golf One Industries, Inc. was incorporated in Delaware in October 1995. In November 1995, the Company acquired Rhino Marketing, Inc. ("Rhino"), which was engaged in the direct marketing of golf clubs and accessories. On

October 10, 1995, Rhino entered into a licensing agreement with Robert Mann, a well-known golf professional, to endorse the Rhino Rifle brand name golf clubs and accessories. Rhino commenced sales of golf clubs under the Bob Mann brand name in November 1995 and terminated the Mann licensing agreement in January 1997. After the termination of this licensing agreement in January 1997 the Company discontinued active operations of Rhino.

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

As a result of the 1999 Merger, substantially all of the operations of the Company related to the operations of the Gary Player line of branded products. In November 1996, the Company obtained the exclusive right to market and sell golf clubs and golf accessories and apparel under the name "Gary Player" on a direct marketing basis in the United States and Canada.

The 1999 Merger was accounted for as a purchase of the Company by Golf One in a "reverse acquisition " because the existing stockholders of the Company did not have voting control of the combined entity after the transaction. In a reverse acquisition, the accounting treatment differs from the form of the transaction, as the continuing legal entity is not considered to be acquirer and the financial statement are those of the accounting acquirer (Golf One), including any comparative prior year financial statements presented by the combined entity after the business transaction. Accordingly, the 1998 financial statements of the Company will consist of the comparative historical statement of the Golf One, with accompanying disclosure concerning the change in capital structure effected by the acquisition.

In connection with the 1999 Merger, the Company changed its fiscal year-end from September 30 to March 31, which is the fiscal year end of Golf One.

3. SUBSEQUENT EVENT- LIQUIDATION

Subsequent to December 31,1999 the Company entered into an agreement with an Assignee, assigning the Company's assets for the benefit of creditors. The Assignee will be responsible for disposing of the assets of the Company. It is anticipated that the assets of the Company's subsidiaries will be foreclosed upon by secured creditors. As a result thereof, the Company was forced to lay-off employees and cease operations. Therefore, the accompanying financial statements reflect assets valued at estimated net realizable value as of December 31, 1999. All liabilities of the Company and its subsidiaries have been recorded at their historical cost basis. Inventory, machinery and equipment valuations are based on appraisals obtained for the Assignee by an independent third party. Other assets have been written down to their estimated realizable value, if any. Amounts realized from the sale of assets will be applied to outstanding obligations of the Company in the same priority as in a bankruptcy proceeding. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based on the most current information available.

In an effort to restructure the Company, the Board made an extensive search to find a strategic partner or a merger candidate to resolve the operating difficulties experienced by the Company. As a result of the Company's significant liabilities and pending and threatened litigation, the Company was unsuccessful in completing any acquisitions, mergers or sales transactions. The Company considered seeking protection under the United States Bankruptcy Code, but believed that executing a General Assignment for the Benefit of Creditors would be more effective and allow for a greater potential recovery to the creditors of the Company. The Company's management has evaluated its options in light of the Company's financial condition. On advice of counsel and despite the efforts of management to avoid closing, the Company had no option but to have a liquidation performed by an independent Assignee under a General Assignment for the Benefit of Creditors. A General Assignment for the Benefit of Creditors is a liquidation proceeding which is a more productive alternative to a Bankruptcy under Chapter 7 in most cases. California law provides for an orderly liquidation of assets by an independent Assignee.

Upon the occurrence of the General Assignment for the Benefit of Creditors, The Gary Player Group's Direct Marketing Agreement with the Company was automatically terminated and The Gary Player Group revoked the license in favor of the Company to utilize the name Gary Player Direct as the Company's corporate name. The Company cannot change its corporate name until its shareholders have approved of an amendment to the Company's Certificate of Incorporation. Until such time as the name is formally changed, the Company will go back to using the name Grafix Corporation as a d/b/a. The Direct Marketing Agreement between the Company and The Gary Player Group contains specific provisions that provide for the immediate termination of the Direct Marketing Agreement based on insolvency, bankruptcy or the making of an assignment for the benefit of creditors. On February 6, 2000, Mr. Player and certain persons associated with The Player Group were threatened with litigation by a creditor of the Company purporting to represent himself and a number of other creditors of the Company who had not received payments for clubs that were purchased at salvage value or at retail value. This further harmed the relationship between the Company and Mr. Player and the Player Group. The Company did receive a letter prior to the General Assignment from The Gary Player Group revoking the license and canceling the Direct Marketing Agreement based upon the financial condition of the Company and the continual stream of customer complaints regarding the Company's business practices.

In addition, Mr. Player and The Player Group notified the Company on numerous occasions that Mr. Player's reputation built throughout five decades of golf has been irreparably harmed by constant complaints from members of the general public who purchased golf equipment, apparel, and accessories from the Company and did not receive such goods or did not receive a refund when they returned such goods pursuant to the Company's money-back guarantee. Mr. Player has also notified the Company that numerous Attorney General investigations of the Company's business practices have hurt his professional relationships in other areas of his business. As a result of the financial condition of the Company and the reputational damage done to Gary Player and The Gary Player Group, the Company was unsuccessful in finalizing an asset purchase agreement to obtain a perpetual license to utilize the name Gary Player and the associated trademarks. Under existing bankruptcy law and case law decisions applicable in California and Delaware, a Chapter 11 debtor-in-possession cannot compel a licensor (such as The Gary Player Group) to consent to an assignment of the licensee's rights under a license agreement to a third party without the explicit consent of the licensor. The Company was unable to obtain such consent from The Gary Player Group so the commencement of a Chapter 11 proceeding would bring no benefit to the creditors and would increase costs to the Company.


The initial adjustment to net realizable value of the assets as of December 31,1999 as compared to historical cost is as follows:

                                         Estimated
                                       Net Realizable             Historical
Asset Description                           Value                    Cost
                                       --------------             ----------
Inventories                              $   89,586               $  266,228
Other Current Assets                             --                   85,523
Furniture, Fixtures and Equipment            26,980                  136,176
Other Assets                                                         858,336
                                         ----------               ----------
                                         $  116,566               $1,346,263

4. EQUITY TRANSACTIONS

During the three months ended December 31,1999 the Company sold 2,678,402 shares of Common Stock to one offshore accredited investor, resulting in proceeds of $3,099,598 through a Regulation S offering.

The Company issued 100,000 shares of its Common Stock to a secured creditor for extension of its outstanding obligation of $205,984 pursuant to an agreement entered into November 30, 1999. The Company recorded $650,000 in expense during the quarter related to these shares based on their fair market value on the date of the agreement.

The Company issued 20,000 shares as additional consideration to a noteholder for a loan of $20,000 made to the Company during July. The Company recorded $40,000 in expense during the quarter related to these shares based on their fair market value on the date of the loan.

The Company issued 50,000 shares to a noteholder in consideration for extension of a loan. The Company recorded $150,000 in interest expense during the quarter related to these shares based on their fair market value at the time of the extension.

The company issued 3,000 shares to a vendor in settlement of a trade obligation. The Company relieved a liability of $10,000 during the quarter related to these shares.

The Company issued 80,000 shares in exchange for consulting services. The Company recorded $210,000 in expense during the quarter related to these shares based on the fair market value at the date of the agreement.

5. LOSS PER SHARE

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the loss per share for the three month periods presented. There were no dilutive stock options or warrants for the nine month periods ended December 31, 1999 and 1998.

6. SUBSEQUENT EVENTS

During January, 2000 the Company sold 187,768 shares of Common Stock to one offshore accredited investor, resulting in proceeds of $300,000 through a Regulation S offering. During February, 2000 the Company's bank accounts were levied upon by creditors on two occasions resulting in approximately $100,000 being removed from these accounts.

See also Note 3 "Subsequent Event - Liquidation".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

         The Company is experiencing serious liquidity difficulties as a result of the lack of significant revenue from operations. Subsequent to December 31,1999 the Company entered into an agreement with an Assignee, assigning the Company's assets for the benefit of creditors. The Assignee will be responsible for disposing of the assets of the Company. It is anticipated that the assets of the Company's subsidiaries will be foreclosed upon by secured creditors. As a result thereof, the Company was forced to lay-off employees and cease operations. Therefore, the accompanying financial statements reflect assets valued at estimated net realizable value as of December 31, 1999. All liabilities of the Company and its subsidiaries have been recorded at their historical cost basis. Inventory, machinery and equipment valuations are based on appraisals obtained for the Assignee by an independent third party. Other assets have been written down to their estimated realizable value, if any. Amounts realized from the sale of assets will be applied to outstanding obligations of the Company in the same priority as in a bankruptcy proceeding. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based on the most current information available.

The initial adjustment to net realizable value of the assets as of December 31,1999 as compared to historical cost is as follows:

                                          Estimated
                                       Net Realizable             Historical
Asset Description                          Value                     Cost
                                       --------------             ----------
Inventories                              $   89,586               $  266,228
Other Current Assets                             --                   85,523
Furniture, Fixtures and Equipment            26,980                  136,176
Other Assets                                                         858,336
                                         ----------               ----------
                                         $  116,566               $1,346,263

         Since inception, the Company's cash requirements have exceeded its cash flows from operations and, at December 31, 1999, the Company had a working capital deficit of $18,011,565. As a result, the Company has depended on loans and sales of securities to fund its operations. The Company has been dependent upon the proceeds of securities offerings and loans to implement its growth strategy and finance its short-term working capital requirements. Subsequent to the date of the 1999 Merger, the Company has continued to sustain substantial losses and has had substantially reduced sales of its golf products.

         During the period ended December 31, 1999, the Company raised an aggregate of $4,452,160 net of offering costs, through the sale of capital stock, as follows: (i) the Company sold 3,651,549 shares of Common Stock and
(ii) the Company issued promissory notes in the aggregate amount of $489,269 bearing interest at rates ranging from 12% to 15% per annum and issued 242,500 shares of Common Stock to the lenders in connection with these loans.

         At December 31, 1999, the Company had outstanding borrowings of $5,468,843, of which the Company was in default on $4,818,843 of the outstanding indebtedness.

         At December 31, 1999, the Company had customer refunds payable, deferred revenue and allowances for returns totaling $4,135,213.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net sales for the three months ended December 31, 1999 were $78,184, as compared to net sales of $922,699 for the three months ended December 31, 1998. Net sales were derived from gross sales of $170,936 and $2,187,010 for the three months ended December 31, 1999 and 1998, respectively. The decrease in net sales was due to lack of working capital and accompanying unavailability of products for sale. Substantially all sales in the three months ended December 31, 1999 and 1998 were generated by telemarketing.

The Company recorded allowances for returns of $92,752 and $1,264,311 of net sales for the three months ended December 31, 1999 and 1998, respectively. The Company establishes allowances for returns at the time of recording sales based on its historical return rates.

Cost of goods sold was $414,104 for the three months ended December 31, 1999, as compared to cost of goods sold of $1,109,035 for the three months ended December 31, 1998, and the gross margins were a negative $335,920 and $186,336, respectively, during these quarters. The Company had limited sales during the quarter ended December 31, 1999 due to working capital constraints. The cost of sales for the quarter ended December 31, 1999 includes adjustments for realizable value of inventory, promotions and shrinkage. As a result, the Company recorded a negative gross profit for the quarter ended December 31, 1999 of $335,920.

Operating expenses were $2,750,971 for the quarter ended December 31, 1999, a decrease of 3.4% as compared to operating expenses of $2,848,113 for the quarter ended December 31, 1998.

Telemarketing, infomercial, and selling expenses were $836,982 for the three months ended December 31, 1999, a decrease of 4.9% from these expenses of $880,288 for the three months ended December 31, 1998. These expenses include production and advertising and commissions, royalties, and related fees, salaries, wages and benefits of management personnel involved in sales and marketing, customer service and sales support, fees paid to the credit card processor and lead generation costs. These expenses decreased in the three months ended December 31, 1999 due principally to a reduction in sales, staff, and advertising due to working capital constraints.

General and administrative expenses were $1,692,916 for the three months ended December 31, 1999, an increase of 23.7% as compared to general and administrative expenses of $1,368,159 for the three months ended December 31, 1998. General and administrative expenses include primarily salaries and benefits of executive officers and administrative personnel, consulting fees, rent and utilities. This increase is principally due to public reporting requirements and litigation, causing an increase in consulting fees (including shares issued to consultants), legal fees, accounting fees, commissions and use of temporary service agencies.

Interest expense was $1,298,748 for the three months ended December 31, 1999, an increase of 317% as compared to interest expense of $410,251 for the three months ended December 31, 1998. This increase was primarily due to extension fees and loan fees paid in shares of the Company.

The Company recorded an estimated loss on liquidation of $1,229,696 during the quarter ended December 31, 1999, resulting from the subsequent assignment of the company's assets for the benefit of creditors and the cessation of operations. As a result of the foregoing, the Company incurred a net loss of $5,641,910 for the three months ended December 31, 1999, as compared to a net loss of $3,846,229 for the three months ended December 31, 1998.

Nine Months Ended December 31, 1999 Compared to December 31, 1998

Net sales for the nine months ended December 31, 1999 were $647,369, as compared to net sales of $6,033,599 for the nine months ended December 31, 1998. Net sales were derived from gross sales of $1,610,625 and $12,153,918 for the nine months ended December 31, 1999 and 1998, respectively. The decrease in net sales was due to lack of working capital and accompanying unavailability of product. Substantially all sales in the nine months ended December 31, 1999 and 1998 were generated by telemarketing.

The Company recorded allowances for returns of 59.8% and 50.4% of gross sales for the nine months ended December 31, 1999 and 1998, respectively. The Company establishes allowances for returns at the time of recording sales based on its historical return rates.

Cost of goods sold was $916,545 the nine months ended December 31, 1999, as compared to cost of goods sold of $3,101,183 for the nine months ended December 31, 1998.

Operating expenses were $5,754,260 for the nine months ended December 31, 1999, a decrease of 33.3% as compared to operating expenses of $8,626,618 for the nine months ended December 31, 1998.

Telemarketing, infomercial, and selling expenses were $2,111,635 for the nine months ended December 31, 1999, a decrease of 66.7% from selling expenses of $6,343,554 for the nine months ended December 31, 1998. These expenses include production and advertising and commissions, royalties, and related fees, salaries, wages and benefits of management personnel involved in sales and marketing, customer service and sales support, fees paid to the credit card processor and lead generation costs. These expenses decreased in the six months ended December 31, 1999 due principally to lower sales volumes resulting from lack of working capital.

General and administrative expenses were $3,559,984 for the nine months ended December 31, 1999, an increase of 60.3% as compared to general and administrative expenses of $2,221,427 for the nine months ended December 31, 1998. General and administrative expenses include primarily salaries and benefits of executive officers and administrative personnel, consulting fees, rent and utilities. The increase in these expenses was due principally to public reporting requirements and litigation, causing an increase in consulting services (including consultants paid in common stock of the Company), legal fees, accounting fees and expenses associated with the relocation of the Company's offices.

Interest expense was $2,460,815 for the nine months ended December 31, 1999, an increase of 3.5% as compared to interest expense of $2,378,481 for the nine months ended December 31, 1998.

The company recorded an estimated loss on liquidation of $1,229,696 during the quarter ended December 31, 1999, resulting from the subsequent assignment of the company's assets for the benefit of creditors and the cessation of operations. As a result of the foregoing, the Company incurred a net loss of $9,763,746 for the nine months ended December 31, 1999, as compared to a net loss of $8,389,826 for the nine months ended December 31, 1998.

PLAN OF OPERATION FOR THE COMPANY

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

         As a result of the 1999 Merger, substantially all of the operations of the Company related to the operations of the Gary Player line of branded products. As a result of a lack of financing affecting the Carrera Golf branded products during the fiscal year ended December 31, 1998 and for the subsequent period up until the 1999 Merger and a deterioration in relations between the Company and Citizen's Trading Group of Japan ("Citizen"), the Company has not recognized revenue from the sale of Carrera Golf branded products since December 31, 1998. The Company is currently reviewing its relationship with Citizen and its licensing arrangement with Carrera.

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

         In connection with the 1999 Merger, the Company changed its fiscal year end from December 31st to March 31st, which is the fiscal year end of Golf One.

         Other material developments during the quarter ended December 31, 1999 include the Company's execution of an agreement to transition the Company's prior management and Board of Directors. Effective October 14, 1999, the Company entered into a Succession Plan and Agreement (the "Succession Plan and Agreement") pursuant to which the existing Board of Directors and senior management of the Company were replaced with new directors and senior management. Additional information regarding the Succession Plan and Agreement is contained in a press release issued by the Company on October 19, 1999 which was filed as an exhibit to a Current Report on Form 8-K filed October 25, 1999. The Succession Plan and Agreement was also filed with the Commission as an exhibit to the aforementioned 8-K report.

         The Company executed a General Assignment for the Benefit of Creditors on February 22, 2000. The Assignee is The Hamer Group of Sherman Oaks, California.

         Since inception, the Company's cash requirements have exceeded its cash flow from operations and, at December 31, 1999, the Company had a working capital deficit of $18,011,565. As a result, the Company had been dependent on loans and sales of securities to continue its operations. In addition, at December 31, 1999 the Company has reported in its 10-QSB current liabilities of approximately $18.6 Million and losses for the nine months ended December 31, 1999 in excess of $9.5 Million. During the past several weeks, the Company's bank accounts have been levied upon by creditors of the Company making operations extremely difficult to continue.

         The Company is a public company required to file reports with the Securities & Exchange Commission. As of October 1999, certain SEC reports had not been filed by the Company and on October 19, 1999, the Company's common stock was delisted from trading on the NASDAQ OTC Bulletin Board. Upon assuming control of the Company in October of 1999, the Company's present Board of Directors took appropriate steps to comply with the Company's reporting obligations and relist the common stock on the NASDAQ OTC Bulletin Board.

         The Company completed its outstanding SEC reports and subsequently the Company's common stock was approved for quotation on the NASDAQ OTC Bulletin Board on or about January 14, 2000. The financial statements prepared for the September 30, 1998 and March 31, 1999 fiscal years and subsequent periods revealed the existence of liabilities well in excess of those anticipated by the Board.

         In an effort to restructure the Company, the Board made an extensive search to find a strategic partner or a merger candidate to resolve the operating difficulties experienced by the Company. As a result of the Company's significant liabilities and pending and threatened litigation, the Company was unsuccessful in completing any acquisitions, mergers or sales transactions. The Company considered seeking protection under the United States Bankruptcy Code, but believed that executing a General Assignment for the Benefit of Creditors would be more effective and allow for a greater potential recovery to the creditors of the Company. The Company's management has evaluated its options in light of the Company's financial condition. On advice of counsel and despite the efforts of management to avoid closing, the Company had no option but to have a liquidation performed by an independent Assignee under a General Assignment for the Benefit of Creditors. A General Assignment for the Benefit of Creditors is a liquidation proceeding which is a more productive alternative to a Bankruptcy under Chapter 7 in most cases. California law provides for an orderly liquidation of assets by an independent Assignee.

         Upon the occurrence of the General Assignment for the Benefit of Creditors, The Gary Player Group's Direct Marketing Agreement with the Company was automatically terminated and The Gary Player Group revoked the license in favor of the Company to utilize the name Gary Player Direct as the Company's corporate name. The Company cannot change its corporate name until its shareholders have approved of an amendment to the Company's Certificate of Incorporation. Until such time as the name is formally changed, the Company will go back to using the name Grafix Corporation as a d/b/a. The Direct Marketing Agreement between the Company and The Gary Player Group contains specific provisions that provide for the immediate termination of the Direct Marketing Agreement based on insolvency, bankruptcy or the making of an assignment for the benefit of creditors. On February 6, 2000, Mr. Player and certain persons associated with The Player Group were threatened with litigation by a creditor of the Company purporting to represent himself and a number of other creditors of the Company who had not received payments for clubs that were purchased at salvage value or at retail value. This further harmed the relationship between the Company and Mr. Player and the Player Group. The Company did receive a letter prior to the General Assignment from The Gary Player Group revoking the license and canceling the Direct Marketing Agreement based upon the financial condition of the Company and the continual stream of customer complaints regarding the Company's business practices. Mr. Player and The Player Group notified the Company on numerous occasions that Mr. Player's reputation built throughout five decades of golf has been irreparably harmed by constant complaints from members of the general public who purchased golf equipment, apparel, and accessories from the Company and did not receive such goods or did not receive a refund when they returned such goods pursuant to the Company's money-back guarantee. Mr. Player has also notified the Company that numerous Attorney General investigations of the Company's business practices have hurt his professional relationships in other areas of his business. As a result of the financial condition of the Company and the reputational damage done to Gary Player and The Gary Player Group, the Company was unsuccessful in finalizing an asset purchase agreement to obtain a perpetual license to utilize the name Gary Player and the associated trademarks. Under existing bankruptcy law and case law decisions applicable in California and Delaware, a Chapter 11 debtor-in-possession cannot compel a licensor (such as The Gary Player Group) to consent to an assignment of the licensee's rights under a license agreement to a third party without the explicit consent of the licensor. The Company was unable to obtain such consent from The Gary Player Group so the commencement of a Chapter 11 proceeding would bring no benefit to the creditors and would increase costs to the Company.

         The Company has not decided whether it is going to conduct a dissolution following the assignment. In addition, upon the occurrence of the Assignment, it is anticipated that the secured creditors of the Company's subsidiaries Gran Prix Marketing, Inc. and Rhino Marketing, Inc. will foreclose on the assets of those entities.

         The Hamer Group, Inc. will notify all creditors of the Company by mail as to the procedures to be followed for the submission of claims against the Assignment estate. The Assignee will furnish creditors with a claim form which should be completed and returned to the Assignee in accordance with the instructions to be furnished by the Assignee.

YEAR 2000

         As a result of the Company's cessation of operations and the Assignment discussed herein, the Company has ceased its Year 2000 computer hardware and software systems analysis and programs.

SAFE HARBOR STATEMENT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic alliances, technology development problems, and the Company's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Please see Item 3, "Legal Proceedings" of the Company's Form 10-KSB for the fiscal year ended March 31, 1999 (the "1999 Form 10-KSB") as filed with the Securities and Exchange Commission on December 7, 1999 for a description of the Company's litigation during the quarter ended December 31, 1999. The Company settled the litigation matter captioned Murphy et al. vs. Golf One Industries, Inc. et al. upon the following material terms: defendants' payment of $205,954.16 to plaintiffs net of previously made payments in monthly installments of approximately $8,000 through July 2001; plaintiffs' exercise of certain warrants to purchase 100,000 of the Company's restricted common stock; dismissal of the appointment of a receiver and the pending action; and exchange of mutual general releases and termination of the plaintiffs' security interests and liens against the Company and its subsidiaries. The Company did not make the $8,000 payment due plaintiffs on February 15, 2000.

ITEM 2. CHANGES IN SECURITIES

         During the three months ended December 31, 1999 and the subsequent period through the date of this report: the Company sold 2,687,402 shares of common stock resulting in net proceeds of $3,099,598 through a Regulation S offering to one offshore accredited investor; the Company issued 100,000 shares of common stock upon the exercise of warrants in connection with the aforementioned settlement of the litigation captioned Murphy et al. v. Golf One Industries, Inc. et al.; the Company issued 20,000 shares of common stock to a lender as consideration for a loan of $20,000 made to the Company in July, 1999. The Company issued 50,000 shares to a noteholder in consideration for extension of a loan. The Company recorded $150,000 in interest expense during the quarter related to these shares based on their fair market value at the time of the extension. The Company issued 3,000 shares to a vendor in settlement of a trade obligation. The Company relieved a liability of $10,000 during the quarter related to these shares. The Company issued 80,000 shares in exchange for consulting services. No underwriters were involved in these transactions. Such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, Regulation D, and/or Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Please see Item 3, "Legal Proceedings" and Note G and Note K to the Consolidated Financial Statements of the 1999 Form 10-KSB filed with the Securities and Exchange Commission on December 7, 1999 for a description of the Company's defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarter ended December 31, 1999.

ITEM 5. OTHER INFORMATION

         During the quarter ended September 30, 1999, and the quarter ended December 31, 1999 the Company obtained several loans from different private parties to fund its operations.

         During the quarter ended December 31, 1999, the Company issued shares of the Company's common stock to various individuals and entities resulting in gross proceeds of $3,099,598 to the Company.

         On December 31, 1999 Mr. Sheldon Silver converted $6,245, of indebtedness that the Company owed to him in consideration for the receipt of 12,490 shares of the Company's common stock for a conversion price of $2.00 per share.

SUBSEQUENT EVENTS

         In January, 2000 the Company entered into a sublease with Tri-Counties Association for the Disabled. The sublease is for a term ending on June 30, 2000 and provides for the leasing of approximately 3,050 square feet of office space in San Luis Obispo, California at a rental of approximately $4,200.00 per month.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


         10.1 Settlement Agreement dated as of November 30, 1999 settling litigation in Murphy et al. vs. Golf One Industries, Inc. et al.

         10.2     Sublease dated January 10, 2000

         10.3     Form of General Assignment

b)       Current Reports on Form 8-K During Quarter Ended December 31, 1999:

         1. Current Report on Form 8-K Regarding an Event on October 14, 1999 as filed October 25, 1999 with the U.S. Securities and Exchange Commission with respect to Item 5 thereof.

         2. Current Report on Form 8-K Regarding an Event on October 28, 1999 as filed November 3, 1999 with the U.S. Securities and Exchange Commission with respect to Item 4 thereof.

         3. Current Report on Form 8-K regarding an Event on November 10, 1999 as filed December 9, 1999 with the U.S. Securities and Exchange Commission with respect to Item 4 thereof.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GARY PLAYER DIRECT, INC.





                                     By: /s/ Marc B. Player
                                        ------------------------------
                                         Marc B. Player,
                                         Chief Executive Officer
                                         (Principal Executive Officer)





                                         /s/ Carl Casareto
                                        ------------------------------
                                         Carl Casareto,
                                         Executive Vice President and Treasurer
                                         (Principal Financial Officer)

Date: February 22, 2000